Form 10-Q
period 1995-03-31
PAGE AMERICA GROUP INC
filed 1995-05-15
CIK 311048

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                      FORM 10-Q
                    Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


FOR QUARTER ENDED MARCH 31, 1995     COMMISSION FILE NO. 1-10682


                       PAGE AMERICA GROUP, INC.

          (Exact name of registrant as specified in its charter)


       NEW YORK                                13-2865787
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)          Identification Number)




125 STATE STREET, SUITE 100, HACKENSACK, NEW JERSEY       07601
   (Address of principal executive offices)           (Zip Code)





Registrant's telephone number, including area code:  (201)
342-6676



(Former address, if changed since last report)  (Zip Code)


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period of time that the Registrant was required to file such reports), and (2) has been subject to such filings for the past ninety days.

                                                  Yes /X/    No


As of April 30, 1995, there were outstanding 8,031,393 shares of Registrant's common stock.

         PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

                                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                                             ($ IN THOUSANDS)

                                                                                     March 31,           December 31,
                                                                                       1995                 1994(a)
                                                                                    (Unaudited)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                          $     91               $ 1,128
   Accounts receivable,
      net of allowance for doubtful accounts
      of $373 and $283                                                                   1,004                 1,345
   Assets held for sale                                                                 19,257                19,749
   Prepaid expenses and other current assets                                               767                   460
         Total current assets                                                           21,119                22,682


PROPERTY, PLANT AND EQUIPMENT
   Pagers                                                                               10,098                10,377
   Radio Common Carrier                                                                 12,703                12,572
   Office equipment                                                                      4,011                 3,899
   Leasehold improvements                                                                  513                   509
   Building and land                                                                        64                    64
                                                                                        27,389                27,421
   Less accumulated depreciation and amortization                                     (20,028)               (19,960)
                                                                                         7,361                 7,461

OTHER ASSETS
   Certificates of authority, net of accumulated
      amortization of $2,766 and $2,616                                                 21,301                21,392
   Customer lists, net of accumulated amortization
      $7,484 and $7,150                                                                  4,284                 4,618
   Other intangibles, net of accumulated amortization
      $2,957 and $2,881                                                                  9,654                 9,725
   Deferred financing costs, net                                                         1,632                 1,924
   Deposits and other non-current assets                                                   950                   900
                                                                                        37,821                38,559

                                                                                     $  66,301             $  68,702

   (a) - Reclassified to conform with the current year presentation.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

          PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

                                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    ($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                                                    March 31,           December 31,
                                                                                       1995                1994(a)
                                                                                  (Unaudited)

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt                                              $  19,267            $   18,245
   Accounts payable                                                                      3,324                 3,949
   Accrued expenses and other liabilities                                                1,302                 3,433
   Dividends payable                                                                       716                 1,444
   Customer deposits                                                                       341                   359
   Deferred revenue                                                                      1,264                 1,066
      Total current liabilities                                                         26,214                28,496

LONG-TERM DEBT, less current maturities                                                 39,810                39,767

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Series One Convertible Preferred Stock, 10% cumulative,
      $.01 par value, authorized -- 310,000 shares, issued
      and outstanding -- 286,361 and 288,881 shares,
      liquidation value -- $100 per share                                               28,636                28,888
   Common stock--$.10 par value, authorized--100,000,000
      issued and outstanding--8,031,393 and 7,101,868
      shares                                                                               803                   710
   Paid-in capital                                                                      52,892                49,830
   Accumulated Deficit                                                                 (82,054)              (78,989)
                                                                                           277                   439
                                                                                     $  66,301              $ 68,702

   (a) - Reclassified to conform with the current year presentation.


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

          PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

                                                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             ($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                             (Unaudited)
                                                                                          THREE MONTHS ENDED
                                                                                    March 31,            March 31,
                                                                                      1995                 1994
Service revenues                                                                        $7,593              $8,421
Sales revenues                                                                             807               1,123
   Total revenues                                                                        8,400               9,544

Operating expenses:
   Cost of service                                                                         722                 718
   Cost of sales                                                                           475                 696
   Selling                                                                               1,675               1,562
   General and administrative                                                            2,163               2,353
   Technical                                                                             1,207               1,206
   Depreciation                                                                          1,415               1,371
   Amortization of intangibles                                                           1,035               1,046
                                                                                         8,692               8,952
      Operating (loss) profit                                                             (292)                592

Interest expense                                                                        (1,610)             (1,166)

Other expenses:
   Amortization of deferred costs                                                         (315)                (91)
   Other                                                                                  (132)               (117)
                                                                                          (447)               (208)
         Net loss                                                                       (2,349)               (782)

Dividends on preferred stock                                                              (716)               (803)

Net Loss applicable to common stock                                                    $(3,065)            $(1,585)

Net loss applicable to common stock, per share                                         $  (.40)            $  (.26)

Weighted average number of shares outstanding                                        7,617,605           6,009,600


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                           (Unaudited)
                                                                                       THREE MONTHS ENDED
                                                                                   March 31,          March 31,
                                                                                     1995               1994
Cash flows from operating activities:
   Cash received from customers                                                      $ 9,051             $ 9,488
   Cash paid to suppliers and employees                                               (6,330)             (6,341)
   Interest paid                                                                      (1,814)               (933)
   Costs related to financing of debt                                                    (33)                (26)
   Other                                                                                  (8)                (13)

      Net cash provided by operating activities                                          866               2,175

Cash flows from investing activities:
   Capital expenditures                                                               (1,665)             (2,439)
   Acquisitions and related liabilities                                                  -                   (58)
   Licensing costs                                                                      (188)               (391)
   Net proceeds from disposal of assets                                                    8                   8

      Net cash used in investing activities                                           (1,845)             (2,880)

Cash flows from financing activities:
   Proceeds from issuance of debt                                                        111                 103
   Principal payments on debt                                                           (156)               (287)
   Cost related to issuance of common stock                                              (13)                 -
   Cost related to issuance of preferred stock                                             -                (275)


      Net cash used in financing activities                                              (58)               (459)


Net decrease in cash and cash equivalents                                             (1,037)             (1,164)

Cash and cash equivalents at beginning of period                                       1,128               2,912

Cash and cash equivalents at end of period                                         $      91          $    1,748

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                    (IN THOUSANDS)

                                        RECONCILIATION OF NET LOSS TO NET CASH
                                          PROVIDED BY OPERATING ACTIVITIES:

                                                                                                (Unaudited)
                                                                                              THREE MONTHS ENDED
                                                                                      March  31,           March  31,
                                                                                         1995                 1994
Net loss                                                                            $(2,349)               $ (782)

Adjustments to reconcile net loss to net cash provided
   by operating activities:
      Depreciation and amortization                                                   2,765                 2,507
      Net book value of pagers sold                                                     463                   691
      Provision for losses on accounts receivable                                        (3)                  188
      Provision for lost pagers                                                          67                    66
      Other                                                                             611                  (145)
      Change in assets and liabilities:
         Decrease (increase) in accounts receivable                                     651                   (56)
         Increase in prepaid expenses and other                                        (337)                 (111)
         Costs related to financing of debt                                             (33)                  (26)
         Decrease in accounts payable                                                  (275)                 (791)
         (Decrease) increase in accrued expenses                                       (694)                  634
                 Total adjustments                                                    3,215                 2,957

Net cash provided by operating activities                                          $    866             $   2,175


Supplemental schedule of noncash investing and financing activities:

Dividends accrued on Preferred Stock                                              $      716            $      760

Common Stock issued in connection with acquisition                                     1,471                  -

Dividend payment on Preferred Stock                                                    1,444                  -

Capital expenditures financed                                                            546                  -

Capital expenditures in accounts payable and accrued expenses                            955                   402


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

PAGE AMERICA GROUP, INC. AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


MARCH 31, 1995
UNAUDITED

NOTE A - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for all interim periods presented have been made. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1995.


NOTE B - DIVIDENDS ON PREFERRED STOCK

   Series One Convertible Preferred Stock has a 10 percent dividend, payable semi-annually in arrears. Payment of dividends may be made in cash or in Common Stock of the Company. Dividends in arrears aggregated $716,000, or $2.50 per preferred share, at March 31, 1995. On March 8, 1995, the Company issued 437,629 shares of its Common Stock to the holders of Series One Convertible Preferred Stock, as full payment of $1,444,000 of dividends in arrears as of December 31, 1994.


NOTE C - LOSS PER SHARE

   Loss per share is computed based upon the weighted average number of common shares outstanding during the periods presented and is computed after giving effect to preferred stock dividend requirements. Stock options, warrants and the assumed conversion of the convertible preferred stock have not been included in the calculation, since their inclusion would not be dilutive for each of the periods presented.


NOTE D - SALE OF ASSETS

   On February 27, 1995, the Company entered into a definitive agreement to sell its Florida and California properties to Paging Network of Florida, Inc. for approximately $22 million in cash, subject to certain adjustments. This sale, subject to regulatory approval, includes approximately 78,000 pagers, two statewide and several regional frequencies. Net assets related to the sale are reflected in the accompanying balance sheet as assets held for sale.

NOTE E - SUBSEQUENT EVENTS

   In April, 1995, the Company's senior secured credit facility with certain banks ("Credit Facility") was modified to provide for a final maturity of June 30, 1996, with principal payments of $250,000, $250,000 and $500,000 to be paid on October 10,
1995, December 31, 1995 and March 31, 1996, respectively. In addition, the Company is obligated to use the net proceeds (minimum of $15 million) from the sale of its California and Florida paging operations to reduce amounts outstanding under the Credit Facility. If at June 30, 1996, the Company has an executed agreement to sell additional assets or a loan commitment to repay the Credit Facility in its entirety, the final maturity will be extended to September 30, 1996 and an additional principal payment of $500,000 will be due on June 30, 1996. As part of the modification, the Company agreed to pay a fee of up to $500,000 to the banks on or before October 10, 1995. As of March 31, 1995, the outstanding balance of the Credit Facility was $45 million.

In April, 1995, the Company's 12 percent subordinated notes due 2003 were modified to provide for a final maturity of six months subsequent to the final maturity of the Credit Facility and to eliminate payment of interest until maturity. Commencing January 1, 1995 the principal and unpaid interest will accrue interest at an increased rate of 15 percent per annum, compounded semi-annually. The maturity value of the subordinated notes is $13 million.

PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE  MONTHS ENDED MARCH 31, 1995 AND MARCH 31, 1994


   TOTAL REVENUES for the quarter ended March 31, 1995 were approximately $1.1 million (12 percent) lower than that of the 1994 quarter. Average revenue per subscriber declined as the rates obtained from new subscribers were lower than the rates associated with lost subscribers. Subscriber growth was restricted, as pager purchases were limited, by management, to an amount necessary to maintain the subscriber base in order to conserve capital. The Company had 308,000 units in service at March 31, 1995, a decrease of 3,000 units from the 311,000 units in service at December 31, 1994. The Company's units in service in 1994 also experienced a decrease of 3,000 units, from the 305,000 units at December 31, 1993 to the 302,000 units at March 31, 1994.

   COST OF SERVICE remained relatively constant in the quarter ended March 31, 1995, as compared to the 1994 period. COST OF SALES decreased from 62.0 percent of sales revenues in the first quarter of 1994 to 58.8 percent in the same period in 1995. This decrease in cost of sales as a percent of sales revenues is principally a result of the Company's maintenance of the sale price of a paging unit accompanied by lower current capital costs.

   SELLING expense increased by approximately $113,000 (7.3 percent) in the 1995 quarter as compared to 1994, primarily due to increases in salaries.

   GENERAL AND ADMINISTRATIVE expenses experienced a decrease of $190,000 (8.1 percent) in 1995 as compared to the same period in the prior year. This decrease was principally due to a reduction in bad debt expense and collection fees.

   TECHNICAL expenses for the first quarter of 1995 remained relatively constant when compared with the same period in 1994.

   DEPRECIATION AND AMORTIZATION expense remained relatively constant for quarter ended March 31, 1995, as compared to the same quarter in 1994.

   INTEREST EXPENSE increased by approximately $444,000 (38.1 percent) primarily due to higher interest rates, in the current period, on borrowings outstanding under the Company's senior credit facility and subordinated debt agreement.

   OTHER EXPENSES increased approximately $239,000 (115.6 percent) in 1995, principally due to an increase of $224,000 (248.4%) in amortization of financing costs resulting from the modification of the Company's senior and subordinated debt agreements.

   NET LOSS was $2.3 million (27.9 percent of total revenues) in the quarter ended March 31, 1995, as compared to $782,000 (8.2 percent of total revenues) in the same quarter of 1994.

   EBITDA (earnings before interest, taxes, depreciation and amortization) in the 1995 quarter was $2.2 million as compared to $3.0 million in the 1994 quarter. EBITDA is a standard measure of financial performance in the paging industry, but should not be construed as an alternative to operating income or cash flow from operating activities as determined in accordance with generally accepted accounting principles.


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

   The Company had a working capital deficiency of approximately $5.1 million at March 31, 1995 as compared to a deficiency of approximately $5.8 million at December 31, 1994. The decrease in the working capital deficiency was primarily due to the payment of current liabilities that did not require cash, namely, $1.4 million of accrued dividends at December 31, 1994 on the Series One Preferred Stock and $1.5 million of additional purchase price in connection with the acquisition of the Company's Florida and California operations, partially offset by an increase of $500,000 in current maturities related to the bank credit facility, accrued dividends on Series One Preferred Stock at March 31, 1995 of $716,000 and $198,000 of deferred revenue. Net assets held for sale decreased by $492,000, principally due to the amortization of certificates of authority and customer lists.

   The Company's operating activities generated $866,000 in the first three months of 1995. Management expects that the net proceeds from the sale of its Florida and California paging operations and cash to be generated from operations for the remainder of 1995, will be sufficient to meet loan payments due in 1995 and fund targeted capital expenditures and growth in terms of subscribers and total revenues.

   The Company's growth requires substantial capital expenditures, primarily for paging equipment. Management estimates that capital expenditures for the remainder of 1995 will be approximately $4.1 million ($3.6 million for pagers and $500,000 for RCC equipment). The Company does not have any material capital expenditure commitments.

                                         PART II - OTHER
INFORMATION

None

                                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:        May 15, 1995

                                     PAGE AMERICA GROUP, INC.
                                     (Registrant)






                                      /S/ STEVEN L. SINN



                                        Steven L. Sinn
                                     Chief Executive Officer







                                      /S/ MARTIN KATZ



                                         Martin Katz
                                    Chief Financial Officer