Form 10-K/A
PAGE AMERICA GROUP INC
filed 1995-05-25
CIK 311048

SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C. 20549


                        FORM 10-K/A-1

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994



           or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________ to ______________

Commission File No.  1-10682


                         PAGE AMERICA GROUP, INC.
                         ------------------------
          (Exact name of registrant as specified in its charter)

           New York                                13-2865787
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

125 State Street, Suite 100, Hackensack, New Jersey    07601
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:
                          (201) 342-6676

Securities registered pursuant to Section 12(b) of the Act:


                                         Name of each exchange
          Title of each class            on which registered
          -------------------            ---------------------
          Common Stock, $.10 par value   American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ X ]  No [   ]
                                               -----     -----

As of February 28, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price, was approximately $21,817,000.

As of February 28, 1995, the registrant had 7,593,764 shares of Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers
pursuant
to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]
                    -----

Item 1.   BUSINESS

GENERAL


          Page America Group, Inc. (the "Company" or "Page America") provides paging, messaging and information products and services through networks which it owns and operates as a radio common carrier ("RCC") under licenses from the Federal Communications Commission ("FCC"). As of December 31, 1994, the Company provided paging services through 20 offices in ten states to approximately 311,000 pagers in geographic areas encompassing a total population of 38 million people.


          The Company's strategy is to concentrate its operations in major metropolitan markets in which it can achieve both critical mass and a substantial market share position, allowing it to maximize growth. The Company targets specific user segments and, through its broad distribution capabilities, markets and delivers its comprehensive package of paging and value-added messaging services to each particular segment. The Company has secured licenses for multiple channels in each of its markets and has developed, and continues to develop, networks which can support significant future growth in paging units as well as value-added messaging and information services. The Company emphasizes customer ownership of pagers, as compared to leasing of pagers, which significantly reduces the Company's capital costs. At March 1, 1995, approximately 69 percent of the Company's units in service were customer owned.

          The number of pagers served by the Company has increased over 385 percent since April 1, 1989, from 64,000 to 311,000 pagers at December 31, 1994. The Company's total revenues have increased from $10.3 million in fiscal year 1989 to $37.3 million in fiscal year 1994. Cash flows from operating activities have increased from $1.8 million in fiscal year 1989 to $8.4 million in fiscal year 1994. Earnings before interest, taxes, depreciation and amortization ("EBITDA") has increased from $1.8 million in fiscal year 1989 to $9.4 million in fiscal year 1994.

EBITDA is a standard measure of financial performance in the paging industry, but should not be construed as an alternative to operating income or cash flow from operating activities as determined in accordance with generally accepted accounting principles.

   Page America was incorporated in 1976 under the laws of the State of New York. The Company's principal executive offices are located at 125 State Street, Hackensack, New Jersey 07601, and its telephone number is (201) 342-6676. Unless the context indicates otherwise, the terms "Company" and "Page America" as used herein refer to Page America Group, Inc. and its subsidiaries.

SALE OF CALIFORNIA AND FLORIDA OPERATIONS

          In February 1995, the Company entered into an agreement with Paging Network of Florida, Inc. providing for the sale by the
Company of its California and Florida paging assets for a cash purchase price of $22,370,000. The purchase price is subject to reduction based on the level of revenues derived from these operations during the two calendar months immediately preceding the closing. The assets to be sold consist of the assets which the Company acquired from Crico Communications Corporation ("Crico") on December 30, 1993 and the 900 Mhz channel which is licensed to provide state-wide coverage in California which the Company acquired in 1994 for a purchase price of $500,000. The purchase price paid by the Company for the Crico assets consisted of $12,650,000 in cash paid to Crico's lenders, the issuance of an aggregate of 1,435,903 shares of Common Stock to Crico's lenders and the issuance of 240,000 shares of Common Stock and warrants to purchase 130,000 shares of Common Stock at an exercise price of $5.00 per share to a company related to certain shareholders of Crico. Completion of this transaction is subject to the satisfaction of conditions normally contained in these types of transactions, including FCC approval. Consummation of the transaction is expected to occur during the second half of 1995.

All but $1.5 million of the net proceeds to be received by the Company from this sale will be used to repay indebtedness outstanding under the Company's bank credit facility.

BACKGROUND OF THE PAGING INDUSTRY

          Radio paging began more than four decades ago as an adjunct to telephone answering services, delivering tone-only messages to subscribers. Beginning in the 1970's, cost-effective technological innovations and regulatory reforms helped to accelerate the use of paging services. Advances in microprocessor technology facilitated dramatic reductions in the size and weight of pagers. In 1982, the FCC increased the number of available channels for paging, further stimulating growth of the industry.

          During the 1980's, the paging industry expanded significantly. Factors contributing to the growth in the paging industry include: (i) a continuing shift towards a service-based economy and a resultant need to keep in contact; (ii) increasing mobility among workers; (iii) increasing awareness of the benefits of mobile communications; (iv) a reduction in the price of pagers;
(v) product distribution at the retail level; and (vi) increasing availability of information service-based offerings.

          In addition, the benefits of mobile and wireless communications have gained widespread acceptance as a result of the growth in cellular communications. The Company believes that paging will continue to grow with the wireless communications industry generally, because it believes paging is the most cost-effective form of mobile communication. Since paging is a form of one-way communication, it is less expensive than communicating by cellular telephones. Pagers and air time required to transmit an average message cost less than equipment and air time for cellular telephones. In fact, some users of cellular telephones use a pager in conjunction with their telephones to screen incoming calls and to minimize usage-based charges.

          The availability of value-added paging products and services is creating demand within certain market segments which previously had not been attracted by the benefits of basic paging services alone. Demand for paging services is anticipated to increase further as a result of technological advances which permit messaging to be integrated into business tools (such as lap top and palm top computers) and into consumer products (such as wristwatches).

BUSINESS STRATEGY

          The Company's objective is to maximize revenues by focusing on a business strategy which emphasizes the following elements: (i) major metropolitan market focus; (ii) broad product distribution capabilities; (iii) network infrastructure and channel capacity; (iv) comprehensive service options; (v) targeted market segments; (vi) value-added services; and (vii) customer ownership of pagers. Since 1994, Smith Barney Inc. has been retained by the Company as its exclusive financial advisor to render financial advisory services to the Company in connection with the possible sale of one or more of the Company's paging operations. Except for the sale of the Company's Florida and California operations, no other sales of assets by the Company are presently pending.

             Major Metropolitan Market Focus. The Company presently operates in the New York and Chicago metropolitan area markets and in Southeastern
        Florida and Northern California, serving an aggregate population of 38 million. Based upon its knowledge and experience in these markets, the Company believes that in
        each of its markets, the four largest competitors serve approximately 80 percent of pager users. The Company has entered into an agreement to sell its operations in California and Florida. Significant barriers to entry exist in the New York and Chicago metropolitan area markets, since there are no more FCC paging channels currently available for license and substantial capital would be required to construct and operate efficient and competitive paging systems. The efficiencies of maintaining centralized key functions have enabled the Company to consistently reduce operating costs per pager in service.

              Broad Product Distribution Capabilities. The Company has developed and is continuing to expand multiple distribution channels which reach targeted market segments. Products are distributed through a number of different outlets, including 16 sales offices, one company-owned retail store, a direct sales force and resellers.

               Network Infrastructure and Channel Capacity. The Company believes that controlling licenses to a large number of FCC-allocated paging channels is important to adequately service both current and future demand for paging and messaging services. The New York network utilizes 230 transmitters over 12 available paging channels to provide service to 145,000 pagers throughout most of Connecticut, New York State south of Albany (including Long Island), New Jersey and Eastern Pennsylvania. The Chicago network consists of 70 transmitters over 11 available paging channels. This network provides service to 88,000 pagers from the Wisconsin border, throughout Illinois, Northern Indiana and into Western Michigan. The Florida network utilizes 60 transmitters over 13 available paging channels to provide service to 53,000 pagers in Southeastern Florida. The California network consists of 34 transmitters on six available paging channels providing service to 25,000 pagers in the San Francisco/San Jose metropolitan area. In July 1994, the Company acquired a 900 Mhz channel which is licensed to provide state-wide coverage in California and which currently includes eleven constructed transmitter sites in the Los Angeles metropolitan area. The Company has substantial capacity to expand in its New York and Chicago metropolitan area markets utilizing its existing network without the need for more licenses or significant additional capital expenditures.

       Comprehensive Service Options. Since the Company has multiple channels, it is able to offer customers the widest possible choice in services (tone, tone/voice, numeric, alphanumeric), geographic coverage and pricing options. Customers select from a wide variety of pagers, which come with both silent and audible alerts. Convenience, as evidenced by the location of the sales offices, and flexible policies regarding service plan options are significant components of why customers select
        Page America.

             Targeted Market Segments. The Company has designed its product and service offerings to attract defined user groups. The Company's marketing efforts are focused on four principal market segments: mobile workers; medical and other on-call professionals; business professionals seeking a competitive advantage and the home market.

             Value-Added Services. The Company provides subscribers with value-added services, such as voice mail messaging and operator-assisted alphanumeric messaging, as well as equipment related services, including loss and damage protection and paging maintenance programs. Such offerings include: PageTalkSM, a voice mail system; PageGramSM, which involves delivery of messages from a personal computer; Group Calling, which allows notification of several pager users simultaneously with a
        common telephone number; and Nationwide Paging which enables a subscriber to be paged in over 200 cities across the United States.  Provision of value-added

  services enables the Company to maximize revenues.

     Customer Ownership of Pagers. The Company emphasizes customer ownership of pagers, as compared to leasing, since customer ownership significantly reduces the
    Company's capital costs and reduces potential exposure to changes in technology. Approximately 69 percent of the Company's units in service are customer owned (including resellers).


PAGING SERVICES

          Paging operations consist of a process of signaling, through the use of a radio transmission network, a portable pocket size, battery-operated radio receiver carried by a subscriber, commonly called a "pager" or a "beeper". Each paging subscriber is assigned a distinct telephone number. When a telephone call for a subscriber is received at one of the Company's computerized paging terminals, the Company transmits a radio signal to the subscriber's pager, which causes the pager to emit a beep, vibrate or generate another signal and, in certain cases, provides the subscriber with additional information from the caller.

   The Company currently provides the following four types of pagers:

TYPE OF PAGER        FUNCTIONS

Tone Only             Alerts the user with a signal, so the user
                      will know to call a pre-determined
telephone
                     number (such as the office).

Tone and Voice        Alerts the user with a signal, followed by

                     a brief voice message.

Numeric (Digital)     Visually displays numbers (such as a
Display               telephone number or a coded message) on a
                      screen to communicate with the user.

Alphanumeric Display  Visually displays up to one-third of a page
                      of text and/or numbers on a screen so the user receives actual messages, instead of just a telephone number or coded message.

   The table below sets forth the number of various types of pagers in service with subscribers of the Company at the dates indicated:


      TYPES OF PAGERS IN SERVICE WITH SUBSCRIBERS OF THE COMPANY

                                             December 31,
                      -----------------------------------------------------
                          1992                  1993               1994
                      ---------------     ---------------     -------------
                      Units       %       Units       %       Units     %
                      -----      ----     -------   -----     -----    ----
Digital
display               208,400    91.4%    286,900   94.1%     283,100  91.0%
Tone only              12,500     5.5%      8,000    2.6%       8,300   2.7%
Tone and
voice                     300     0.1%      1,000    0.3%       1,000   0.3%

Alphanumeric
display                 6,800     3.0%      9,100    3.0%      18,600   6.0%
                      -------    -----    -------    ----     -------  -----
Total                 228,000     100%    305,000    100%     311,000   100%


    The Company sells and leases a variety of paging models, including credit card-sized pagers, pen-like pagers, wristwatch pagers and conventional pagers, with a range of available options, such as silent vibrating alert and extended message memory. The Company provides its subscribers with local, wide-area and national coverage. The Company currently purchases most of its pagers from NEC America, Inc. and believes that pagers will continue to be available to it from a number of sources.

          The Company's value-added services include PageTalkSM, which combines the features of an answering machine and paging, enabling a caller to leave a voice message in the private mailbox of an end user on the Company's voice mail system, which in turn pages the end user to call the mailbox and retrieve the message; PageGramSM, which permits people originating messages to the end user to use either an operator or a personal computer to send a message to an end user who carries an alphanumeric pager; Group Calling, which allows the notification of several pager users simultaneously with a common telephone number; and Nationwide Paging, which allows a pager user to be paged in over 200 cities across the United States on a common frequency.

     The Company provides paging services to pagers that are either (i) owned by the Company and leased to its subscribers,
(ii) owned by its subscribers or (iii) owned by third party resellers which buy pagers from the Company, lease or sell such pagers to their own subscribers and resell the Company's paging services as resellers under agreements with the Company. Subscribers who own their own pagers pay a monthly paging service fee to the Company. Subscribers who lease pagers pay a monthly rental fee which is combined with a monthly paging service fee. Service fees, leasing rates and purchase prices for pagers vary widely by region served, service type and number of pagers purchased or leased by the subscriber.

          The following table sets forth the respective numbers and percentages of pagers that are (i) serviced directly by the Company and owned by the Company, (ii) serviced directly by the Company and owned by subscribers and (iii) serviced by the Company through third party resellers, which may be owned by the third party resellers or by their subscribers.

   OWNERSHIP OF PAGERS IN SERVICE WITH SUBSCRIBERS OF THE COMPANY

                                             December 31,
                      -----------------------------------------------------
                          1992                  1993               1994
                      ---------------     ---------------     -------------
                      Units       %       Units       %       Units      %
                      -----      ----     -------   -----     -------   ----
Company owned          92,500     40.6     104,700   34.3      95,800   30.8
Subscriber owned       63,700     28.0     101,800   33.4     109,500   35.2
Third party reseller   71,800     31.4      98,500   32.3     105,700   34.0
                      -------    -----     -------  -----     -------   ----
Total                 228,000     100%     305,000   100%     311,000   100%
                      =======    =====     =======   ====     =======   ====

TECHNICAL FACILITIES

     The Company owns and operates RCC network facilities in each of its four markets. Page America presently provides service over six primary channels in New York, three primary channels in Chicago, four primary channels in Florida and one primary channel in California enabling the Company to provide a wide range of coverage, pricing and product offerings. One channel in New York, for example, is devoted exclusively to alphanumeric service.
The
Company's operations are highly automated and centralized, with all sales offices linked to a centralized billing, inventory and customer service computer system, and allowing direct interfacing from its resellers.

     The Company completed construction of its own RCC system in New York in 1985. On July 13, 1990, the Company acquired the New York metropolitan area paging assets and business of NYNEX Mobile Communications Company and its affiliates ("NYNEX").
This
acquisition increased the Company's number of units in service by approximately 74,000 pagers. The New York technical facilities currently consist of seven paging terminals. The New York network utilizes 230 transmitters over 12 available channels to provide service to 145,000 pagers throughout most of Connecticut, New York
State south of Albany (including Long Island), New Jersey and Eastern Pennsylvania.

          The Chicago RCC facilities, which were acquired by the Company in 1984, serve approximately 88,000 pagers in the Illinois and Northwestern Indiana areas. The Chicago technical facilities consist of three paging terminals, and the Chicago network consists of 70 transmitters over 11 available channels.
This network provides service from the Wisconsin border, throughout Illinois, Northwestern Indiana and into Western
Michigan.

          The Florida RCC facilities, which were acquired by the Company from Crico in 1993, serve approximately 53,000 pagers in Southeastern Florida. The Florida technical facilities consist of two paging terminals, and the network consists of 60 transmitters over 13 available channels. This network provides service throughout Southeastern Florida.

          The California RCC facilities, which were also acquired by the Company from Crico in 1993, serve approximately 25,000 pagers in the San Francisco/San Jose metropolitan area. Another 9,800 of the Company's pagers in California are on systems owned by other carriers. The California technical facilities consist of one paging terminal, and the network consists of 34 transmitters over 6 available channels.

MARKETING

          The Company's customers include individuals, corporations and other organizations whose business or personal needs involve field operations or require substantial mobility, accessibility and the need to receive timely information. Potential users of pagers include people in every industry. The Company services four principal market segments: mobile workers; medical and other on-call professionals; business professionals seeking a competitive advantage and the home market.

          In order to reach these markets, the Company has developed four channels of distribution: a direct sales force, resellers, independent retail dealers and retail stores. Each of the Company's distribution channels focuses on those market segments which it addresses most cost effectively. At December 31, 1994, the Company employed 140 persons in direct sales and marketing support positions.

          The following table sets forth the respective revenues and percentages of revenues that are attributed to (i) the Company's direct sales force, including retail dealers, (ii) third party resellers and
(iii) retail store.

                                  CHANNELS OF DISTRIBUTION


                                             December 31,
                           ---------------------------------------------------------------
                                  1992                   1993                  1994
                           ------------------     ------------------     -----------------
                           Revenues       %       Revenues       %       Revenues      %
                           -----         ----     -------      -----     -------      ----
Direct Sales Force(1)      $26,262,600   80.06    $24,301,200  80.32     $30,626,400  82.20
Resellers                    6,542,700   19.94      5,955,900  19.68       6,504,500  17.46
Retail Store                   --         --            --       --          127,000   0.34
                           -----------   -----    -----------  -----      ----------  -----
Total                      $32,805,300    100%    $30,257,100   100%     $37,257,900   100%
                           ===========   =====    ===========  =====     ===========  =====
(1)       Includes sales offices and retail dealers.

          The Company's own direct sales force operates out of 16 sales offices. The direct sales effort is supported through a multimedia marketing campaign with advertising, promotion and subscriber enhancement campaigns. The Company also advertises in print media, including periodicals and yellow pages.

          The Company also has a sales force which sells products and services in bulk to resellers and retail dealers. Resellers purchase service at wholesale rates from the Company, and in turn, provide service to their own customers. Resellers contribute to the Company's profits without the Company having to incur any significant selling or administrative overhead. Independent retail dealers, consisting of electronics and video stores, also market the Company's products.

          The Company, in order to market its products directly to the consumers and reduce its cost of sales, opened one
Company-owned store in New York in 1994 and plans to open four additional stores by the end of 1995. These stores sell cellular as well as paging products and maintain a high end, high tech appearance attracting consumers at all levels.

          The Company's marketing strategies have been focused on small to medium-sized customer accounts, with the result that the Company is not dependent on any single customer or reseller.

No single customer or reseller accounted for more than one percent of the Company's total revenues in the fiscal year ended
December 31, 1994.

REGULATION

          The construction and operation of RCCs are subject to both federal and state regulation, principally by the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Company believes it is in compliance with all applicable federal and state regulations.

          RCC operations may be conducted only on channels assigned by the FCC. The FCC grants a license for the use of such channels only upon compliance with FCC regulations. Upon receiving a grant, a licensee is authorized to construct and operate an RCC facility in the assigned area using the designated channel. In the Company's markets all available channels have been allocated.

    The FCC licenses granted to the Company are for terms of 10 years, at the end of which time renewal applications must be approved by the FCC. The Company's current licenses all expire in 1999. In the past, FCC renewal applications routinely have been granted upon a demonstration of compliance with FCC regulations and adequate service to the public. The FCC has granted each renewal license the Company has filed. Although the Company is unaware of any circumstances which would prevent the grant of any renewal applications, no assurance can be given that any of the Company's licenses will be renewed by the FCC. In addition, the FCC has the authority to revoke or modify licenses.
No licenses owned by the Company have ever been revoked.

          The Communications Act requires licensees such as the Company to obtain prior approval from the FCC for the transfer of control of any construction permit or station license, or any rights thereunder. The Communications Act also requires prior approval by the FCC of acquisitions by the Company of other paging companies and transfers by the Company of a controlling interest in any of its licenses or construction permits. The FCC has approved each acquisition and transfer of control for which the Company has sought approval.

          The Communications Act also limits foreign ownership of entities that hold licenses from the FCC. All the Company's FCC licenses are owned by wholly-owned subsidiaries of the Company. As a result, no more than 25 percent of the Company's stock may be owned or voted by aliens or their representatives, a foreign government or its representatives, or a foreign entity.

          In addition to regulation by the FCC, certain states impose various regulations on certain paging operations of the Company. Such regulations may require the Company to obtain certificates of public convenience and necessity before constructing paging facilities or offering paging services and before modifying, expanding or abandoning such services. The Company may also be subject to regulations requiring the submission, for prior approval, of the rates, terms and conditions under which it plans to provide service, or any changes to those rates. Contracts for service and financial information regarding the Company may also be required to be filed. Those states which regulate paging services may also require the Company to obtain prior approval for the sale or acquisition of controlling interests in any other paging company certificates, licenses, construction permits or assets. The Company believes that to date all such required certificates and state approvals have been granted. Although no assurances can be given with respect to future approvals, the Company knows of no reason to believe such approvals will not be granted to the Company in connection with anticipated future requests.

          From time to time, legislation which could potentially affect the Company, either beneficially or adversely, is proposed by federal and state legislators. In 1993, federal legislation was enacted which permits auction of new radio spectrum allocated by the FCC to new or existing services which may have the effect of increasing competition for scarce spectrum and affecting costs of operation in markets in which the Company operates.

COMPETITION

          The Company experiences competition, from independent companies as well as Regional Bell Operating Companies, in its efforts to attract and retain customers for its services in the markets in which it operates. Competition for subscribers to the
Company's paging services is based primarily on the quality, price and breadth of services offered (including geographic coverage in each market served). Since the transmitting and receiving equipment is virtually identical, companies differentiate themselves by marketing, channels of distribution, price competition, the variety of service options and breadth of service coverage (more transmitters covering a larger territory).
The Company believes that based on the quality, price and breadth of services offered, it generally competes effectively with its competitors.

          Many RCCs in the United States are small companies serving limited market areas; however, some of the Company's competitors, including Regional Bell Operating Companies, are larger, have greater financial resources and are more established than the Company.

          In addition, future technological advances in the telecommunications industry could create new services or products competitive with the paging services currently provided by the Company. There can be no assurance that the Company would not be adversely affected in the event of such technological change.

EMPLOYEES

          At February 28, 1995, Page America employed 269 persons, none of whom was represented by a labor union. Page America believes that its relations with its employees are good.

                                    SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   PAGE AMERICA GROUP, INC.
                                  By:/s/ Kathleen C. Parramore
                                         Kathleen C. Parramore
                                            President

May 25, 1995