Form 10-Q
period 1995-06-30
PAGE AMERICA GROUP INC
filed 1995-08-14
CIK 311048

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, DC  20549

                                        FORM 10-Q
                       Quarterly Report Under Section 13 or 15(d)
                         of the Securities Exchange Act of 1934



For Quarter Ended June 30, 1995               Commission File No. 1-10682


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

                                    Yes  X    No


As of July 31, 1995, there were outstanding 8,031,393 shares of Registrant's common stock.



                        Page America Group, Inc. and Subsidiaries

                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                    ($ In Thousands)

                                                       June 30,         December 31,
                                                         1995            1994
                                                      (Unaudited)

ASSETS
CURRENT ASSETS
   Cash and cash equivalents                               $  341          $ 1,128
   Accounts receivable,
     net of allowance for doubtful accounts
     of $295 and $283                                       1,159            1,665
   Assets held for sale                                    18,445
   Prepaid expenses and other current assets                  681              503
       Total current assets                                20,626            3,296


PROPERTY, PLANT AND EQUIPMENT
   Pagers                                                   9,967           12,542
   Radio Common Carrier equipment                          12,802           14,683
   Office equipment                                         3,996            4,002
   Leasehold improvements                                     584              544
   Building and land                                           64              100
                                                           27,413           31,871
   Less accumulated depreciation and amortization         (20,226)         (20,947)
                                                            7,187           10,924

OTHER ASSETS
   Certificates of authority, net of accumulated
     amortization of $2,916 and $3,044                     21,194          31,788
   Customer lists, net of accumulated amortization
     $7,679 and $8,486                                      4,089           8,625
   Other intangibles, net of accumulated amortization
     $3,032 and $2,940                                       9,582          12,595
   Deferred financing costs, net                             1,917           1,924
   Deposits and other non-current assets                     1,067           1,077
                                                            37,849          56,009

                                                         $  65,662       $  70,229


       The accompanying notes are an integral part of these statements
                      Page America Group, Inc. and Subsidiaries

                          CONDENSED CONSOLIDATED BALANCE SHEETS
            ($ In Thousands, except share data)

                                                              June 30,       December 31,
                                                                 1995           1994
                                                             (Unaudited)

       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Current maturities of long-term debt                        $ 59,212         $ 1,068
   Accounts payable                                               3,783           4,819
   Accrued expenses and other liabilities                         2,338           3,433
   Dividends payable                                              1,432           1,444
   Customer deposits                                                324             544
   Deferred revenue                                               1,188           1,529
     Total current liabilities                                   68,277          12,837

LONG-TERM DEBT, less current maturities                             128          56,953

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Series One Convertible Preferred Stock, 10% cumulative,
     $.01 par value, authorized -- 310,000 shares, issued
     and outstanding -- 286,361 and 288,881 shares,
     liquidation value -- $100 per share                         28,636          28,888
   Common stock--$.10 par value, authorized--100,000,000
     shares issued and outstanding--8,031,393 and 7,101,868
     shares                                                         803             710
   Paid-in capital                                               52,879          49,830
   Accumulated Deficit                                          (85,061)        (78,989)
                                                                 (2,743)            439
                                                               $  65,662       $ 70,229


    The accompanying notes are an integral part of these statements


                        Page America Group, Inc. and
Subsidiaries

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          ($ In Thousands, except per share data)

                                                                  THREE MONTHS ENDED
                                                              June 30,        June 30,
                                                                1995            1994
Service revenues                                                $7,408         $8,214
Sales revenues                                                     755          1,216
   Total revenues                                                8,163          9,430

Operating expenses:
   Cost of service                                                 755            698
   Cost of sales                                                   409            832
   Selling                                                       1,614          1,641
   General and administrative                                    2,646          2,238
   Technical                                                     1,212          1,168
   Depreciation                                                  1,321          1,409
   Amortization of intangibles                                     897          1,040
                                                                 8,854            9,026
     Operating profit (loss)                                      (691)           404

Interest expense                                                (1,642)        (1,245)

Other income (expenses):
   Amortization of deferred costs                                  121          ( 94)
   Other                                                          ( 81)             143
                                                                    40                49
       Net loss                                                 (2,293)           ( 792)

Dividends on preferred stock                                      (716)          (764)
Net Loss applicable to common stock                            $(3,009)          $(1,556)

Net loss applicable to common stock, per share                $   (.37)            $  (.25)

Weighted average number of shares outstanding                  8,031,393          6,194,909


    The accompanying notes are an integral part of these statements.

                        Page America Group, Inc. and
Subsidiaries
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      ($ In Thousands, except per share data)
              (Unaudited)


                                                                    SIX MONTHS ENDED
                                                              June 30,        June 30,
                                                                1995            1994
Service revenues                                               $15,002         $16,635
Sales revenues                                                   1,562           2,339
   Total revenues                                               16,564          18,974

Operating expenses:
   Cost of service                                               1,477            1,416
   Cost of sales                                                   884            1,529
   Selling                                                       3,288            3,203
   General and administrative                                    4,808            4,591
   Technical                                                     2,420            2,374
   Depreciation                                                  2,735            2,780
   Amortization of intangibles                                   1,932            2,086
                                                                17,544           17,979
     Operating profit (loss)                                      (980)             995

Interest expense                                                (3,253)          (2,410)

Other income (expenses):
   Amortization of deferred costs                                 (193)            (184)
   Other                                                          (214)              26
                                                                  (407)            (158)
       Net loss                                                 (4,640)          (1,573)

Dividends on preferred stock                                    (1,432)          (1,545)
Net Loss applicable to common stock                            $(6,072)          $(3,118)

Net loss applicable to common stock, per share                $   (.78)            $  (.51)

Weighted average number of shares outstanding                 7,825,642           6,083,871


    The accompanying notes are an integral part of these statements.

                        Page America Group, Inc. and
Subsidiaries

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          ($ in Thousands)
                           (Unaudited)

                         Decrease in Cash and Cash Equivalents


                                                                SIX MONTHS ENDED
                                                             June 30,      June 30,
                                                              1995          1994
Cash flows from operating activities:
   Cash received from customers                               $16,670        $19,027
   Cash paid to suppliers and employees                       (11,316)       (11,975)
   Interest paid                                               (2,869)        (2,552)
   Costs related to financing of debt                            (208)          (111)
   Other                                                          (28)           (25)

     Net cash provided by operating activities                   2,249         4,364

Cash flows from investing activities:
   Capital expenditures                                        (2,311)        (4,199)
   Acquisitions and related liabilities                            --           (672)
   Licensing costs                                               (358)          (336)
   Cash escrowed for prospective acquisition                       --           (500)
   Net proceeds from disposal of assets                            10            192

     Net cash used in investing activities                     (2,659)        (5,515)

Cash flows from financing activities:
   Proceeds from issuance of debt                                 116            100
   Principal payments on debt                                    (467)          (538)
   Cost related to preferred stock exchange                        -             (28)
   Cost related to issuance of preferred stock                    (26)          (331)

     Net cash used in financing activities                       (377)          (797)


Net decrease in cash and cash equivalents                        (787)        (1,948)

Cash and cash equivalents at beginning of period                1,128          2,912

Cash and cash equivalents at end of period                 $      341     $      964

            The accompanying notes are an integral part of these statements.


                        Page America Group, Inc. and
Subsidiaries

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                        ($ in Thousands)
                         (Unaudited)

                         Reconciliation of net loss to net cash
                            provided by operating activities:

                                                                   SIX MONTHS ENDED
                                                                June 30,         June 30,
                                                                 1995               1994
Net loss                                                         $ (4,640)       $  (1,573)

Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation and amortization                                 4,860             5,050
     Net book value of pagers sold                                   860             1,508
     Provision for losses on accounts receivable                     276               487
     Provision for lost pagers                                       137               124
     Other                                                         1,218              (288)
     Change in assets and liabilities:
       Decrease in accounts receivable                                106               53
       Increase in prepaid expenses and other                        (212)            (518)
       Costs related to financing of debt                            (208)            (111)
       (Decrease) increase in accounts payable                       (398)               49
       Increase (decrease) in accrued expenses                        250              (417)

              Total adjustments                                     6,889             5,937

Net cash provided by operating activities                          $ 2,249          $ 4,364


Supplemental schedule of noncash investing and financing activities:

The Company accrued dividends on its outstanding shares of
   Preferred Stock                                               $1,432         $ 1,519
Common Stock issued in connection with acquisition                1,471             --
Common stock issued to pay dividends on Preferred Stock           1,444             --
Capital expenditures financed                                       546             --
Capital expenditures in accounts payable and accrued expenses       374             969

            The accompanying notes are an integral part of these statements.

                        Page America Group, Inc. and
Subsidiaries


       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                      June 30, 1995
                                        UNAUDITED



NOTE A - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for all interim periods presented have been made. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1995.



NOTE B - DIVIDENDS ON PREFERRED STOCK

   Series One Convertible Preferred Stock has a 10 percent dividend, payable semi-annually in arrears. Payment of dividends may be made in cash or in Common Stock of the Company. Dividends in arrears aggregated
$1,432,000, or $5.00 per preferred share, at June 30, 1995. On March 8, 1995, the Company issued 437,629 shares of its Common Stock to the holders of Series One Convertible Preferred Stock, as full payment of $1,444,000 of dividends in arrears as of December 31, 1994.


NOTE C - LOSS PER SHARE

   Net loss applicable to common stock per share is computed based upon the weighted average number of common shares outstanding during the periods presented and is computed after giving effect to preferred stock dividend requirements. Stock options, warrants and the assumed conversion of the convertible preferred stock have not been included in the calculation, since their inclusion would not be dilutive for each of the periods presented.


 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

                                      June 30, 1995
                                        UNAUDITED


NOTE D - SUBSEQUENT EVENTS

   On July 28, 1995, the Company sold substantially all of its Florida and California paging assets to Paging
Network of Florida, Inc. for a cash sale price of approximately $20 million. This sale includes approximately
78,000 pagers, two statewide and several regional frequencies. Revenues from these operations were $3.8 million for the six months ended June 30, 1995.
Net assets related to the sale are reflected in the accompanying balance sheet as assets held for sale.

Concurrently with the sale of the Company's Florida and California paging assets, the Company's senior secured credit facility with certain banks ("Credit Facility") was amended. Among other things, the amendment provides for an acceleration of the final maturity to December 29, 1995 and modified the financial covenants so that the Company would no longer be in default thereof. In addition, the Company was required to use the net proceeds from the sale of its Florida and California operations to reduce the debt by approximately $11.8 million and to prepay interest at the LIBOR rate from August 1, 1995 through December 29, 1995. If on December 29, 1995, the Company has entered into a letter of intent for the sale of its assets, the maturity date shall be extended to February 29, 1996. The maturity date shall be further extended to June 28, 1996, if on February 29, 1996, the Company has an executed agreement to sell its assets or, if on or before December 29, 1995 (or February 29, 1996 if the maturity date has been extended as provided in the prior sentence), the Company has a signed commitment for the refinancing in full of its indebtedness under the Credit Facility. In its third fiscal quarter the Company will record a special charge of approximately $1,349,500 related to the amended agreement which includes the write-down of deferred financing costs of approximately $1,104,700.
As of June 30, 1995, the outstanding balance of the Credit Facility was $45 million.

On July 28, 1995, the Company's 12 percent subordinated notes due 2003 were modified to provide for a final maturity of six months subsequent to the final maturity of the Credit Facility and to eliminate the cash payment of interest until maturity. Commencing January 1, 1995 the principal and unpaid interest accrued interest at an increased rate of 15 percent per annum, compounded semi-annually. The maturity value of the subordinated notes is $13 million. In its third fiscal quarter the Company will record a special charge of approximately $478,900 related to the write-down of deferred financing costs.

During the remainder of 1995, the Company plans to pursue opportunities with respect to obtaining long-term debt and equity financing or selling all of its remaining business in order to satisfy amounts owed under the Credit Facility and subordinated notes in accordance with their amended terms.


    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS
                  Results of Operations

Three and Six Months Ended June 30, 1995 and June 30, 1994



   Total revenues for the quarter ended June 30, 1995 were $1.3 million (13.4 percent) lower than that of the 1994 quarter; and for the six month period ended June 30, 1995 were $2.4 million (12.7 percent) lower than the comparable period of 1994. Average revenue per subscriber declined as the rates obtained from new subscribers were lower than the rates associated with lost subscribers. Subscriber growth was restricted, as pager purchases were limited, by management, to an amount necessary to conserve capital. The Company had 308,000 units in service at March 31, 1995 and June 30, 1995, a decrease of 3,000 units from December 31, 1994. The
Company's units in service of 302,000 at March 31, 1994 also experienced a decrease of 3,000 units from December 31, 1993. The 305,000 units in service at June 30, 1994 remained the same compared to December 31, 1993.

   Cost of service increased by $57,000 (8.2%) and $61,000 (4.3%) in the three and six month periods, respectively, over the same periods in the prior year. This increase was due to an increase in the resale of national paging services. Cost of sales decreased from 68 percent of sales revenues in 1994 to 54 percent in the 1995 quarter; and to 57 percent from 65 percent in the six month periods. This decrease in cost of sales as a percent of sales revenues is principally a result of lower pager costs.

   Selling expenses remained relatively constant in the quarter and six month period ended June 30, 1995 when compared with the same periods in 1994.

   General and administrative expenses increased by $407,000
(18.0 percent) and $217,000 (4.7 percent) in the three and six month periods, respectively, over the same periods in the prior year. This was primarily due to increases in salaries, rent, professional fees and property taxes, partially offset by a reduction in bad debt expense during the first quarter in 1995.

   Technical expenses remained relatively constant in the quarter and six month period ended June 30, 1995 as compared to the same periods in 1994.

   Depreciation expense decreased by $89,000 (6.3 percent) and $45,000 (1.6 percent) in the respective three and six month periods of the current year. This resulted from the decrease in pagers on lease to customers and the lower average price of pagers purchased in 1995. Amortization expense decreased by $143,000 (13.8 percent) and $154,000 (7.4 percent) in the three and six month periods of 1995 over 1994. This is principally due to certain customer lists becoming fully amortized in the second quarter of 1994 and first quarter of 1995.

   Interest expense increased by $397,000 (31.9 percent) and $843,000 (35.0 percent) for the three and six month periods in 1995 primarily due to higher interest rates, in the current period, on borrowings outstanding under the Company's senior credit facility and subordinated debt agreement.

   Other income (expenses) remained relatively constant in the quarter and experienced a decrease of $249,000 in the six month period of 1995. This was principally due to a reduction of amortization of financing costs by $435,000 in the second quarter resulting from a revision of the amortization period. In addition, both periods in 1994 include a gain of approximately $177,900 recognized on the sale of shares of stock in a cellular interest, owned by a subsidiary of the Company.

   Net loss was $2.7 million (33.4 percent of total revenues) in the quarter ended June 30, 1995, as compared to $792,000 (8.4 percent of total revenues) in the same quarter of 1994 and $5.1 million (30.6 percent of total revenues) in the six month period ended June 30, 1995 as compared to $1.6 million (8.3 percent of total revenues) in the same period of 1994.


   EBITDA (earnings before interest, taxes, depreciation and amortization) in the 1995 quarter was $1.5 million as compared to $2.9 million in the 1994 quarter; and $3.7 million in the six month period of 1995 as compared to $5.9 in the 1994 period.



                                   Financial Condition


Liquidity and Capital Resources

   The Company had a working capital deficiency of $47.7 million at June 30, 1995 as compared to a deficiency of $9.5 million at December 31, 1994. The increase in working capital deficiency was primarily due to an increase in current maturities of $57.9 million , of which $44.5 million and $13.4 million related to the Credit Facility and subordinated notes, respectively. This was partially offset by the reclassification of certain Florida and California assets and liabilities to net assets held for sale amounting to $18.4 million.

   The Company's operating activities generated cash of $2.2 million during the first half of 1995. With the modification of its existing senior and subordinated credit agreements, the Company believes that the net proceeds from the sale of its Florida and California paging operations and cash to be generated from operations for the remainder of 1995, will be sufficient to fund its working capital requirements and to support its operations.

During the remainder of 1995, the Company plans to pursue opportunities with respect to obtaining long-term debt and equity financing or selling all of its remaining business in order to satisfy amounts owed under the Credit Facility and subordinated notes in accordance with their amended terms.

                PART II - OTHER INFORMATION

None

                                       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     August 14, 1995

                                       PAGE AMERICA GROUP, INC.
                                           (Registrant)

                                   /s/ Kathleen C. Parramore
                                       Kathleen C. Parramore
                           President and Chief Operating Officer


                                /s/ Martin Katz
                                    Martin Katz
                                  Chief Financial Officer