Form 10-Q/A
period 1995-06-30
PAGE AMERICA GROUP INC
filed 1995-08-17
CIK 311048

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, DC  20549

                                        FORM 10-Q/A
                       Quarterly Report Under Section 13 or 15(d)
                         of the Securities Exchange Act of 1934



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


       The accompanying notes are an integral part of these statements
                      Page America Group, Inc. and Subsidiaries

                          CONDENSED CONSOLIDATED BALANCE SHEETS
            ($ In Thousands, except share data)

                                                              June 30,       December 31,
                                                                 1995           1994
                                                             (Unaudited)

       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Current maturities of long-term debt                        $ 59,212         $ 1,068
   Accounts payable                                               3,783           4,819
   Accrued expenses and other liabilities                         2,338           3,433
   Preferred dividends payable                                      --            1,444
   Customer deposits                                                324             544
   Deferred revenue                                               1,188           1,529
     Total current liabilities                                   66,845          12,837

LONG-TERM DEBT, less current maturities                             128          56,953

PREFERRED DIVIDENDS PAYABLE                                       1,432            --
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Series One Convertible Preferred Stock, 10% cumulative,
     $.01 par value, authorized -- 310,000 shares, issued
     and outstanding -- 286,361 and 288,881 shares,
     liquidation value -- $10  per share                         28,636          28,888
   Common stock--$.10 par value, authorized--100,000,000
     shares issued and outstanding--8,031,393 and 7,101,868
     shares                                                         803             710
   Paid-in capital                                               52,879          49,830
   Accumulated Deficit                                          (85,061)        (78,989)
                                                                 (2,743)            439
                                                               $  65,662       $ 70,229


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


                        Page America Group, Inc. and
Subsidiaries

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                        ($ in Thousands)
                         (Unaudited)

                         Reconciliation of net loss to net cash
                            provided by operating activities:

                                                                   SIX MONTHS ENDED
                                                                June 30,         June 30,
                                                                 1995               1994
Net loss                                                         $ (4,640)       $  (1,573)

Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation and amortization                                 4,860             5,050
     Net book value of pagers sold                                   860             1,508
     Provision for losses on accounts receivable                     276               487
     Provision for lost pagers                                       137               124
     Other                                                         1,218              (288)
     Change in assets and liabilities:
       Decrease in accounts receivable                                106               53
       Increase in prepaid expenses and other                        (212)            (518)
       Costs related to financing of debt                            (208)            (111)
       (Decrease) increase in accounts payable                       (398)               49
       Increase (decrease) in accrued expenses                        250              (417)

              Total adjustments                                     6,889             5,937

Net cash provided by operating activities                          $ 2,249          $ 4,364


Supplemental schedule of noncash investing and financing activities:

Dividends accrued on outstanding shares of
   Preferred Stock                                               $  --            $ 1,519
Common Stock issued in connection with acquisition                1,471              --
Common stock issued to pay dividends on Preferred Stock           1,444              --
Capital expenditures financed                                       546              --
Capital expenditures in accounts payable and accrued expenses       374              969

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



NOTE B - DIVIDENDS ON PREFERRED STOCK

   Series One Convertible Preferred Stock has a 10 percent dividend, payable semi-annually in arrears. Payment of dividends may be made in cash or in Common Stock of the Company. On March 8, 1995, the Company issued 437,629 shares of its Common Stock to the holders of Series One Convertible Preferred Stock, as full payment of $1,444,000 of dividends in arrears as of December 31, 1994.
In August 1995, the preferred shareholders agreed to waive their rights to receive the dividend payment of $1,432,000 due June 30, 1995. This amount will be added to the liquidation value of the shares in the Company's third fiscal quarter.

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

Concurrently with the sale of the Company's Florida and California paging assets, the Company's senior secured credit facility with certain banks ("Credit Facility") was amended. Among other things, the amendment provides for an acceleration of the final maturity to December 29, 1995 and modified the financial covenants so that the Company would no longer be in default thereof. In addition, the Company was required to use the net proceeds from the sale of its Florida and California operations to reduce the debt by approximately $11.8 million and to prepay interest at the LIBOR rate from August 1, 1995 through December 29, 1995. If on December 29, 1995, the Company has entered into a letter of intent for the sale of its assets, the maturity date shall be extended to February 29, 1996. The maturity date shall be further extended to June 28, 1996, if on February 29, 1996, the Company has an executed agreement to sell its assets or, if on or before December 29, 1995 (or February 29, 1996 if the maturity date has been extended as provided in the prior sentence), the Company has a signed commitment for the refinancing in full of its indebtedness under the Credit Facility. In its third fiscal quarter the Company will record a special charge of approximately $1,679,500 related to the amended agreement which includes the write-down of deferred financing costs of approximately $1,104,700.
As of June 30, 1995, the outstanding balance of the Credit Facility was $45 million.

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

   Net loss was $2.3 million (28.1 percent of total revenues) in the quarter ended June 30, 1995, as compared to $792,000 (8.4 percent of total revenues) in the same quarter of 1994 and $4.6 million (28.0 percent of total revenues) in the six month period ended June 30, 1995 as compared to $1.6 million (8.3 percent of total revenues) in the same period of 1994.


   EBITDA (earnings before interest, taxes, depreciation and amortization) in the 1995 quarter was $1.5 million as compared to $2.9 million in the 1994 quarter; and $3.7 million in the six month period of 1995 as compared to $5.9 in the 1994 period.



                                   Financial Condition


Liquidity and Capital Resources

   The Company had a working capital deficiency of $46.2 million at June 30, 1995 as compared to a deficiency of $9.5 million at December 31, 1994. The increase in working capital deficiency was primarily due to an increase in current maturities of $57.9 million , of which $44.5 million and $13.4 million related to the Credit Facility and subordinated notes, respectively. This was partially offset by the reclassification of certain Florida and California assets and liabilities to net assets held for sale amounting to $18.4 million.

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

                PART II - OTHER INFORMATION

None

                                       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     August 16, 1995

                                       PAGE AMERICA GROUP, INC.
                                           (Registrant)



                                /s/ Martin Katz
                                    Martin Katz
                                  Chief Financial Officer