Form 10-Q
period 1995-09-30
PAGE AMERICA GROUP INC
filed 1995-11-20
CIK 311048

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                 FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended September 30, 1995     Commission File No. 1-10682

                   PAGE AMERICA GROUP, INC.
   (Exact name of registrant as specified in its charter)


           New York                   13-2865787
(State or other jurisdiction of      I.R.S. Employer
incorporation or organization)      Identification Number)


125 State Street, Suite 100, Hackensack, New Jersey    07601
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:   (201) 342-6676


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

                     Yes  X    No


As of October 31, 1995, there were outstanding 8,052,305 shares of Registrant's common stock.

               Page America Group, Inc. and Subsidiaries

          CONDENSED CONSOLIDATED BALANCE SHEETS
                ($ In Thousands)

                                                September 30,         December 31,
                                                 1995                  1994
                                                 (Unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                         $  796               $ 1,128
Accounts receivable,
        net of allowance for doubtful accounts
        of $273 and $283                               1,171                 1,665
    Prepaid expenses and other current assets          1,829                   503
           Total current assets                        3,796                 3,296


PROPERTY, PLANT AND EQUIPMENT
    Pagers                                            10,345                12,542
    Radio Common Carrier equipment                    12,886                14,683
    Office equipment                                   3,930                 4,002
    Leasehold improvements                               590                   544
    Building and land                                     64                   100
                                                      27,815                31,871
Less accumulated depreciation and amortization       (20,412)              (20,947)
                                                       7,403                10,924
OTHER ASSETS
    Certificates of authority, net of accumulated
     amortization of $3,066 and $3,044                 21,087               31,788
 Customer lists, net of accumulated amortization of
        $7,836 and $8,486                               3,932                8,625
    Other intangibles, net of accumulated amortization
        of $3,108 and $2,940                            9,513               12,595
    Deferred financing costs, net                         113                1,924
    Deposits and other non-current assets               1,238                1,077
                                                       35,883               56,009
                                                      $47,082            $  70,229

                         The accompanying notes are an integral part of these statements



                      Page America Group, Inc. and Subsidiaries
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                       ($ In Thousands, except share data)

                                                         September 30,         December 31,
                                                            1995                   1994
                                                          (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Current maturities of long-term debt                         $ 46,758             $ 1,068
    Accounts payable                                                2,260               4,819
    Accrued expenses and other liabilities                          3,411               3,433
    Preferred dividends payable                                       716               1,444
    Customer deposits                                                 309                 544
    Deferred revenue                                                1,252               1,529
        Total current liabilities                                  54,706              12,837

LONG-TERM DEBT, less current maturities                                89              56,953

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
    Series One Convertible Preferred Stock, 10% cumulative,
        $.01 par value, authorized -- 310,000 shares, issued
        and outstanding -- 286,361 and 288,881 shares,
        liquidation value -- $105 and $100 per share               30,068              28,888
    Common stock--$.10 par value, authorized--100,000,000
        shares, issued and outstanding--8,052,305 and 7,101,868
        shares                                                        805                 710
    Paid-in capital                                                52,863              49,830
    Accumulated Deficit                                           (91,449)            (78,989)
                                                                   (7,713)                439
                                                                $  47,082            $ 70,229

                       The accompanying notes are an integral part of these statements

                      Page America Group, Inc. and Subsidiaries

                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          ($ In Thousands, except per share data)
                                      (Unaudited)

                                                 THREE MONTHS ENDED
                                           September 30,      September 30,
                                              1995               1994
Service revenues                             $ 6,083               $8,189
Sales revenues                                   577                1,240
 Total revenues                                6,660                9,429

Operating expenses:
    Cost of service                              636                  689
    Cost of sales                                429                  842
    Selling                                    1,393                1,743
    General and administrative                 2,408                2,170
    Technical                                    991                1,109
    Depreciation                               1,057                1,674
    Amortization of intangibles                  541                  942
                                               7,455                9,169
        Operating profit (loss)                 (795)                 260

Interest expense                              (1,544)              (1,316)

Other income (expenses)
  Amortization and write-off of deferred costs (2,401)                (98)
    Gain (loss) on disposal of assets            (918)                177
    Other                                         (14)               (166)
                                               (3,333)                (87)
       Net loss                                (5,672)             (1,143)

Dividends on preferred stock                     (716)               (722)
Net Loss applicable to common stock            (6,388)            $(1,865)

Net loss applicable to common stock, per share  $(.79)             $ (.28)

Weighted average number of shares outstanding 8,038,439         6,575,346

                                     The accompanying notes are an integral part of these statements.

                                    Page America Group, Inc. and Subsidiaries

                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      ($ In Thousands, except per share data)
                                                  (Unaudited)


                                                  NINE MONTHS ENDED
                                            September 30,        September 30,
                                               1995                1994
Service revenues                               $21,085               $24,825
Sales revenues                                   2,139                 3,578
    Total revenues                              23,224                28,403

Operating expenses:
    Cost of service                              2,113                 2,105
    Cost of sales                                1,313                 2,370
    Selling                                      4,682                 4,947
    General and administrative                   7,216                 6,761
    Technical                                    3,411                 3,483
    Depreciation                                 3,792                 4,454
    Amortization of intangibles                  2,473                 3,028
                                                25,000                27,148
        Operating profit (loss)                 (1,776)                1,255

Interest expense                                (4,796)               (3,726)

Other income (expenses):
    Amortization and write-off of deferred costs (2,594)                (282)
    Gain (loss) on disposal of assets              (918)                 355
    Other                                          (228)                (318)
                                                 (3,740)                (245)
       Net loss                                 (10,312)              (2,716)

Dividends on preferred stock                     (2,148)              (2,243)
Net loss applicable to common stock            $(12,460)             $(4,959)

Net loss applicable to common stock, per share  $ (1.58)             $  (.79)

Weighted average number of shares outstanding  7,897,354           6,250,081

                                     The accompanying notes are an integral part of these statements.

                              Page America Group, Inc. and Subsidiaries

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          ($ In Thousands)
                                            (Unaudited)
                                 Decrease in Cash and Cash Equivalents

                                                            NINE MONTHS ENDED
                                             September 30,           September 30,
                                                 1995                    1994
Cash flows from operating activities:
    Cash received from customers                   $23,166                  $28,187
    Cash paid to suppliers and employees           (18,024)                 (17,612)
    Interest paid                                   (4,487)                  (3,447)
    Costs related to financing of debt                (739)                    (275)
    Other                                              (52)                     (42)

 Net cash (used in) provided by operating activities  (136)                   6,811

Cash flows from investing activities:
    Capital expenditures                            (4,700)                  (6,646)
    Acquisitions and related liabilities               --                       (836)
    Licensing costs                                   (254)                    (789)
    Net proceeds from disposal of assets            17,334                      371

Net cash provided by (used in) investing activities 12,380                   (7,900)

Cash flows from financing activities:
    Proceeds from issuance of debt                     117                      136
    Principal payments on debt                     (12,638)                    (754)
    Cost related to preferred stock exchange          -                       (27)
 Cost related to issuance of preferred and common stock (55)                    (442)

        Net cash used in financing activities        (12,576)                  (1,087)


Net decrease in cash and cash equivalents               (332)                  (2,176)

Cash and cash equivalents at beginning of period       1,128                    2,912

Cash and cash equivalents at end of period             $ 796                   $  736

                                     The accompanying notes are an integral part of these statements.

                         Page America Group, Inc. and Subsidiaries

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                        ($ In Thousands)
                                           (Unaudited)
                             Reconciliation of net loss to net cash (used in)
                                  provided by operating activities:

                                                             NINE MONTHS ENDED
                                                      September 30,      September 30,
                                                         1995              1994
Net loss                                                  $(10,312)          $(2,716)

Adjustments to reconcile net loss to net cash provided
    by operating activities:
      Depreciation, amortization and write-off of
            deferred costs                                   8,859             7,763
       Net book value of pagers sold                         1,223             2,329
        Provision for losses on accounts receivable            516               657
        Provision for lost pagers                              200               215
        Loss (gain) on disposal of assets                      918              (355)
        Other                                                  331              ( 19)
        Change in assets and liabilities:
           Increase in accounts receivable                      (59)            (216)
           Increase in prepaid expenses and other              (752)            (676)
           Costs related to financing of debt                  (739)            (275)
           Decrease in accounts payable                      (1,620)             (52)
           Increase in accrued expenses                       1,299               156

                               Total adjustments             10,176             9,527

Net cash (used in) provided by operating activities           $(136)          $ 6,811


Supplemental schedule of noncash investing and financing activities:


Dividends accrued on outstanding shares of Preferred Stock     $716               $723
Dividends added to the liquidation value of Preferred Stock  $1,432              ----
Common Stock issued in connection with acquisition           $1,471               ----
Common Stock issued to pay dividends on Preferred Stock       1,444              1,527
Capital expenditures financed                                 1,052               ----
Capital expenditures in accounts payable and accrued expenses   618              1,184

                                     The accompanying notes are an integral part of these statements.

                   Page America Group, Inc. and Subsidiaries
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1995
                          UNAUDITED

NOTE A - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for all interim periods presented have been made. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1995.

NOTE B - DIVIDENDS ON PREFERRED STOCK

    Series One Convertible Preferred Stock has a 10 percent dividend, payable semi-annually in arrears. Payment of dividends may be made in cash or in Common Stock of the Company. On March 8, 1995, the Company issued 437,629 shares of its Common Stock to the holders of Series One Convertible Preferred Stock, as full payment of $1,444,000 of dividends in arrears as of December 31, 1994. In August, 1995 the Preferred shareholders agreed to waive their rights to receive the dividend payment of $1,432,000 due June 30, 1995. In exchange, this amount was added to the liquidation value of the shares in the Company's third fiscal quarter. As of September 30, 1995 accrued dividends aggregated $715,900 or $2.50 per share.

NOTE C - LOSS PER SHARE

    Net loss applicable to common stock, per share is computed based upon the weighted average number of common shares outstanding during the periods presented and is computed after giving effect to preferred stock dividend requirements. Stock options, warrants and the assumed conversion of the convertible preferred stock have not been included in the calculation, since their inclusion would not be dilutive for each of the periods presented.

NOTE D - SALE OF FLORIDA AND CALIFORNIA OPERATIONS

    On July 28, 1995, the Company sold to Paging Network of Florida, Inc. substantially all of its Florida and California paging assets, with a net book value of approximately $19.1 million, for a cash sale price of approximately $19.3 million. $1.0 million of the sales price is being held in escrow and is scheduled to be released to the Company over a two year period, as provided for in the agreement. Part of the proceeds was used to reduce the Company's senior debt by $11.8 million and to prepay interest of $1.2 million through December 29, 1995. In connection with this sale, the Company incurred expenses amounting to approximately $1.1 million. This sale includes approximately 78,000 pagers, two statewide and several regional frequencies.

NOTE E - RESTRUCTURING OF DEBT

    Concurrently with the sale of the Company's Florida and California paging assets, the Company's senior secured credit facility with certain banks ("Credit Facility") was amended. Among other things, the amendment provides for an acceleration of the final maturity to December 29, 1995 and modified the financial covenants so that the Company would no longer be in default thereof. The Company used the net proceeds from the sale of its Florida and California operations to reduce the debt by $11.8 million and prepay interest at the LIBOR rate from August 1, 1995 through December 29, 1995. If on December 29, 1995 the Company has entered into a letter of intent for the sale of its assets, the maturity date shall be extended to February 29, 1996. The maturity date shall be further extended to June 28, 1996, if on February 29, 1996, the Company has an executed agreement to sell its assets or, if on or before December 29, 1995 (or February 29, 1996 if the maturity date has been extended as provided in the prior sentence), the Company has a signed commitment for the refinancing in full of the indebtedness under the Credit Facility. In its third fiscal quarter the Company recorded a special charge of approximately $1.8 million related to the amended agreement which includes the write-down of deferred financing costs of approximately $1.1 million. As of September 30, 1995, the outstanding balance of the Credit Facility was $33.2 million.

    On July 28, 1995, the Company's 12 percent subordinated notes due 2003 were modified to provide for a final maturity of six months subsequent to the final maturity of the Credit Facility and to defer the cash payment of interest until maturity. Commencing January 1, 1995, interest is accrued on outstanding principal and unpaid interest at an increased rate of 15 percent per annum, compounded semi-annually. The maturity value of the subordinated notes is $13 million. In its third fiscal quarter the Company recorded a special charge of approximately $500,000 related to the modified agreement, which includes the write-down of deferred financing costs of approximately $479,000.

    During the remainder of 1995 the Company plans to pursue opportunities with respect to obtaining long-term debt and equity financing or selling some or all of its remaining business in order to satisfy amounts owed under the Credit Facility and subordinated notes in accordance with their amended terms.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS
                       Results of Operations

Three and Nine Months Ended September 30, 1995 and September 30,
1994

    Total revenues for the quarter ended September 30, 1995 were $2.8 million (29.4 percent) lower than that of the 1994 quarter; and for the nine month period ended September 30, 1995 were $5.2 million (18.2 percent) lower than the comparable period of 1994. Average revenue per subscriber declined as the rates obtained from new subscribers were lower than the rates associated with lost subscribers. Subscriber growth was restricted, as pager purchases were limited, by management, to an amount necessary to conserve capital. The decrease is also attributed to the sale of the Company's operations in Florida and California on July 28, 1995. The Company had 308,000 units in service at June 30, 1995 and 221,000 units at September 30, 1995, a decrease of 87,000 units in the quarter.
The Company's units in service at September 30, 1995 showed a decrease of 90,000 units from December 31, 1994. A substantial portion of this decrease (78,000 units) is attributable o the sale of the Florida and California operations. The Company's units in service of 307,000 at September 30, 1994 experienced an increase of 2,000 units from December 31, 1993.

    Cost of service decreased by $53,000 (7.7 percent) in the three month period over the same period in 1994 and remained relatively constant in the nine month period when compared with the same period in 1994. The decrease was principally due to cost of service associated with the sold operations. Cost of sales increased from 68 percent of sales revenues in 1994 to 74 percent in the 1995 quarter, primarily as a result of lower selling prices due to competitive pressure. The decrease to 61 percent from 66 percent in the nine month period was principally a result of lower pager costs.

    Selling expenses decreased by $350,000 (20.1 percent) in the quarter and $265,000 (5.4 percent) in the nine month period, as compared to 1994. The decrease was primarily due to selling expenses associated with the sold operations partially offset by an increase in employee benefits.

    General and administrative expenses increased by $238,000 (11.0 percent) and $455,000 (6.7 percent) in the three and nine month periods, respectively, over the same periods in the prior year. This was primarily due to increases in personnel costs, lost pagers and professional fees, partially offset by expenses associated with the sold operations.

    Technical expenses decreased by $118,000 (10.6 percent) and $72,000 (2.1 percent) in the three and nine month periods, respectively, over the same periods in the prior year, principally as a result of the sale of the Florida and California operations partially offset by an increase in personnel costs.

    Depreciation expense decreased by $617,000 (36.9 percent) and $662,000 (14.9 percent) in the respective three and nine month periods of the current year. This resulted from the decrease in pagers on lease to customers, the lower average price of pagers purchased in 1995 and sale of depreciable assets in Florida and California. Amortization expense decreased by $401,000 (42.6 percent) and $555,000 (18.3 percent) in the three and nine month periods of 1995 over 1994. This is principally due to certain customer lists becoming fully amortized in the second quarter of 1994 and first quarter of 1995.

    Interest expense increased by $228,000 (17.3 percent) and $1,070,000 (28.7 percent) for the three and nine month periods in 1995 primarily due to higher interest rates, in the current period, on borrowings outstanding under the Company's senior credit facility and subordinated debt agreement.

    Other income (expenses) increased $3,246,000 in the quarter and $3,495,000 in the nine month period of 1995. The increase was primarily due to a write-down of deferred financing costs related to the senior debt and subordinated debt amounting to $1.6 million, loss realized on the sale of the Florida and California operations of approximately $916,000 and costs associated with the debt restructuring in the amount of $723,000.

   Net loss was $5.7 million (85.2 percent of total revenues) in the quarter ended September 30, 1995, as compared to $1.1 million (12.1 percent of total revenues) in the same quarter of 1994 and $10.3 million (44.4 percent of total revenues) in the nine month period ended September 30, 1995 as compared to $2.7 million (9.6 percent of total revenues) in the same period of 1994.

    EBITDA (earnings before interest, taxes, depreciation and amortization) in the 1995 quarter was $803,000 as compared to $2.9 million in the 1994 quarter; and $4.5 million in the nine month period of 1995 as compared to $8.7 million in the 1994 period.

Financial Condition

Liquidity and Capital Resources

    The Company had a working capital deficiency of $50.9 million at September 30, 1995 as compared to a deficiency of $9.5 million at December 31, 1994. The increase in working capital deficiency was primarily due to an increase in current debt maturities of $45.7 million, of which $33.2 million and $12.6 million related to the senior credit facility and subordinated debt, respectively.

   The Company's senior secured credit facility was amended in July 1995 in connection with the sale of the Company's Florida and California paging operations. Among other things, the amendment accelerated the maturity date of such facility to December 29, 1995, subject to extension under certain circumstances until June 28, 1996. As of September 30, 1995, the outstanding balance of the credit facility was $33.2 million. The Company's 12 percent subordinated notes due 2003 were also modified to provide for a final maturity of six months subsequent to the final maturity of the credit facility and to defer the cash payment of interest until maturity.

     The ability of the Company to continue to implement its plan of operations is dependent upon the refinancing of the credit facility or the extension of the maturity date thereof. In order to repay the amounts due under the credit facility and subordinated notes in accordance with their amended terms, the Company is actively pursuing opportunities to obtain long-term debt and equity financing and/or to sell some or all of its remaining assets. There is no assurance that the Company will be able to obtain any financing or to sell any of its assets.

                       PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K

         The Company filed a report on Form 8-K dated August 1,
1995 reporting on Items 2 and 5.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:          November 20, 1995

                       PAGE AMERICA GROUP, INC.

                            (Registrant)

                           /s/ Martin Katz
                               Martin Katz
                             Chief Financial Officer