Form 10-K
period 1995-12-31
PAGE AMERICA GROUP INC
filed 1996-04-01
CIK 311048

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995
                                                        or
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                                        to

Commission File No.                                            1-10682


                            PAGE AMERICA GROUP, INC.
             (Exact name of registrant as specified in its charter)

          New York                                                 13-2865787
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                           Identification No.)

125 State Street, Suite 100, Hackensack, New Jersey                      07601
         (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:             (201) 342-6676
                                                                --------------

Securities registered pursuant to Section 12(b) of the Act:
                                                       Name of each exchange
         Title of each class                           on which registered
         Common Stock, $.10 par value                  American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 1, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price, was approximately $2,000,000.

As of March 1, 1996, the registrant had 8,052,305 shares of Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Item 1.  BUSINESS

General

          Page America Group, Inc. (the "Company" or "Page America") provides paging, messaging and information products and services through networks which it owns and operates as a radio common carrier ("RCC") under licenses from the Federal Communications Commission ("FCC"). As of December 31, 1995, the Company provided paging services through 11 offices in 14 states to approximately 221,000 pagers in geographic areas encompassing a total population of 34 million people.

         The Company's strategy is to concentrate its operations in major metropolitan markets in which it can achieve both critical mass and a substantial market share position. The Company targets specific user segments and, through its broad distribution capabilities, markets and delivers its comprehensive package of paging and value-added messaging services to each particular segment. The Company has secured licenses for multiple channels in each of its markets and has developed, and continues to develop, networks which can support significant future growth in paging units as well as value-added messaging and information services. The Company emphasizes customer ownership of pagers, as compared to leasing of pagers, which significantly reduces the Company's capital costs. At March 1, 1996, approximately 74 percent of the Company's units in service were customer owned.

     The accompanying financial statements have been prepared on a going concern basis. The Company, since its inception, has experienced a deficiency in working capital and recurring losses. In 1995, as a result of non-compliance by the Company with certain covenants of its credit facility, the terms were modified to accelerate the final maturity to December 29, 1995, and the subordinated notes were modified to provide for a final maturity of six months thereafter. The credit facility was not repaid at maturity causing the credit facility and the subordinated notes to be in default (see Note E of Notes to Consolidated Financial Statements). Such debt is classified as a current liability and the Company's current liabilities exceeded its current assets by $52.4 million at December 31, 1995. The Company intends to pay the balance due under the credit facility and the subordinated notes in 1996 from cash generated by the sale of its assets. Alternatively, the Company intends to complete a refinancing which repays the balance due under the credit facility and amends and extends the subordinated notes. The successful completion of one of these efforts is essential as the Company has no other immediate plans that will provide sufficient cash flows to satisfy its obligations. There can be no assurance that the Company will have sufficient funds to finance its operations, which continue to show losses, through the year ending December 31, 1996.

         All of these matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classifications of liabilities that may result from the outcome of this uncertainty.

         Since October 1995, Daniels & Associates L.P. has been retained by the Company as its non-exclusive financial advisor to render financial advisory services to the Company in connection with the possible sale of one or more of the Company's paging operations.

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

Sale of California and Florida Operations

     On July 28, 1995, the Company sold to Paging Network of Florida, Inc. its California and Florida paging assets for a cash purchase price of $19.4 million. Approximately $1.0 million of the purchse price is held in escrow. Management expects that the escrow will be released to the Company in accordance with the time frame set forth in the agreement. The assets sold had a net book value of approximately $19.1 million and consisted of the assets which the Company acquired from Crico Communications Corporation ("Crico") on December 30, 1993 and the 900 Mhz channel which is licensed to provide state-wide coverage in California which the Company acquired in 1994 for a purchase price of $500,000. The purchase price paid by the Company for the Crico assets consisted of $12,650,000 in cash paid to Crico's lenders, the issuance of an aggregate of 1,435,903 shares of Common Stock to Crico's lenders and the issuance of 240,000 shares of Common Stock and warrants to purchase 130,000 shares of Common Stock at an exercise price of $5.00 per share to a company related to certain shareholders of Crico. After expenses, the sale resulted in a loss of approximately $718,000.

Restructuring of Debt

         On July 28, 1995, concurrent with the sale of the Company's Florida and California paging assets, the Company's senior secured credit facility with certain banks ("Credit Facility") was amended. Among other things, the amendment provided for an acceleration of the final maturity to December 29, 1995 and modified the financial covenants so that the Company would not be in default as of the amendment date. The Company used a portion of the net proceeds from the sale of its Florida and California operations to reduce the debt by $11.8 million and prepay interest at the LIBOR rate from August 1, 1995 through December 29, 1995. In its third fiscal quarter the Company recorded a charge of approximately $1.8 million related to the amended agreement which included the write-down of deferred financing costs of approximately $1.1 million. The Credit Facility was not repaid and the lenders have declared the Company in default. The Credit Facility is secured by substantially all the assets of the Company.

         On July 28, 1995, the Company's 12 percent subordinated notes due 2003 were modified to provide for a final maturity of six months subsequent to the final maturity of the Credit Facility and to defer the cash payment of interest until maturity. As a result of the default under the Credit Facility, the Company is in default of the subordinated notes. Commencing January 1, 1995, interest is increased from 12 to 15 percent per annum, compounded semi-annually, and is satisfied by the issuance of additional promissory notes with terms substantially identical to the subordinated notes, as amended. In 1995 the Company recorded a charge of approximately $500,000 related to the modified agreement, which includes the write-down of deferred financing costs of approximately $479,000. If a change in control of the Company occurs, the note holders will have the right to require the Company to repurchase the notes at par plus accrued interest.

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

     Major Metropolitan Market Focus. The Company presently operates in the New York and Chicago metropolitan area markets serving an aggregate population of 34 million. Based upon its knowledge and experience in these markets, the Company believes that in each of its markets, the four largest competitors serve approximately 80 percent of pager users. Significant barriers to entry exist in the New York and Chicago metropolitan area markets, since there are no more FCC paging channels currently available for license and substantial capital would be required to construct and operate efficient and competitive paging systems.

     Broad Product Distribution Capabilities. The Company has developed and is continuing to expand multiple distribution channels which reach targeted market segments. Products are distributed through a number of different outlets, including 11 sales offices, four company-owned retail stores, a direct sales force and resellers.

     Network Infrastructure and Channel Capacity. The Company believes that controlling licenses to a large number of FCC-allocated paging channels is important to adequately service both current and future demand for paging and messaging services. The New York network utilizes 220 transmitters over 14 available paging channels to provide service to 140,000 pagers throughout most of Connecticut, New York State south of Albany (including Long Island), New Jersey and Eastern Pennsylvania. The Chicago network consists of 80 transmitters over 11 available paging channels. This network provides service to 81,000 pagers from the Wisconsin border, throughout Illinois, Northern Indiana and into Western Michigan. The Company has substantial capacity to expand in its New York and Chicago metropolitan area markets utilizing its existing network without the need for more licenses or significant additional capital expenditures for transmission and telephony infrastructure.

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

     Customer Ownership of Pagers. The Company emphasizes customer ownership of pagers, as compared to leasing, since customer ownership significantly reduces the Company's capital costs and reduces potential exposure to changes in technology. Approximately 74 percent of the Company's units in service are customer owned (including resellers).

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

Numeric (Digital) Display Visually displays numbers (such as a telephone number or a coded message) on a screen to communicate with the user.

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

         The table below sets forth the number of various types of pagers in service with subscribers of the Company at the dates indicated:


                 Types of Pagers in Service with Subscribers of the Company

============================================================================================
                                 December 31,
======================================================================================================
                               1993                          1994                                1995
                          -----------------             -----------------                  ------------
                           Units              %               Units              %               Units               %
digital display            287,000            94.1%           283,000            91.0%           207,000            93.7%

Tone only                    8,000             2.6%             8,000             2.7%             4,000             1.8%

Tone and
voice                        1,000             0.3%             1,000             0.3%               *                -

Alphanumeric
display                      9,000             3.0%            19,000             6.0%            10,000             4.5%
                           -------          -------           -------          -------            ------          -------

Total                      305,000             100%           311,000             100%           221,000            100%

                           -------               ---          -------             ---           -------            ---
* Less than 500 units in service.

         The Company sells and leases a variety of paging models, including credit card-sized pagers, pen-like pagers, wristwatch pagers and conventional pagers, with a range of available options, such as silent vibrating alert and extended message memory. The Company provides its subscribers with local, wide-area and national coverage. While the Company continues to purchase most of its pagers from NEC America, Inc., it intends to purchase pagers from a number of sources.

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


             Ownership of Pagers in Service with Subscribers of the Company

====================================================================================================================================
                                                    December 31,
====================================================================================================================================
                                 1993                                1994                            1995
                           -----------------                  -----------------                  ------------
                           Units              %               Units              %               Units       %
Company owned              105,000           34.4              96,000           30.9              58,000          26.2

Subscriber
owned                      102,000           33.5             109,000           35.0              87,000          39.4

Third party
reseller                    98,000           32.1             106,000           34.1              76,000          34.4
                           -------          -------           -------          -------           -------         -----

Total                      305,000          100%              311,000           100%             221,000          100%
                           -------          ---               -------           ---              -------          ---

Technical Facilities

         The Company owns and operates RCC network facilities in each of its two markets. Page America presently provides service over six primary channels in New York and three primary channels in Chicago enabling the Company to provide a wide range of coverage, pricing and product offerings. One channel in New York, for example, is devoted exclusively to alphanumeric service. The Company's operations are highly automated and centralized, with all sales offices linked to a centralized billing, inventory and customer service computer system, and allowing direct interfacing from its resellers.

         The Company completed construction of its own RCC system in New York in 1985. On July 13, 1990, the Company acquired the New York metropolitan area paging assets and business of NYNEX Mobile Communications Company and its affiliates ("NYNEX"). This acquisition increased the Company's number of units in service by approximately 74,000 pagers. The New York technical facilities currently consist of seven paging terminals. The New York network utilizes 220 transmitters over 14 available channels to provide service to 140,000 pagers throughout most of Connecticut, New York State south of Albany (including Long Island), New Jersey and Eastern Pennsylvania.

         The Chicago RCC facilities, which were acquired by the Company in 1984, serve approximately 81,000 pagers in the Illinois and Northwestern Indiana areas. The Chicago technical facilities consist of three paging terminals, and the Chicago network consists of 80 transmitters over 11 available channels. This network provides service from the Wisconsin border, throughout Illinois, Northwestern Indiana and into Western Michigan.

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

         In order to reach these markets, the Company has developed four channels of distribution: a direct sales force, resellers, independent retail dealers and retail stores. Each of the Company's distribution channels focuses on those market segments which it addresses most cost effectively. At December 31, 1995, the Company employed 86 persons in direct sales and marketing support positions.

         The following table sets forth the respective revenues and percentages of revenues that are attributed to (i) the Company's direct sales force, including retail dealers, (ii) third party resellers and (iii) retail stores.

                            Channels of Distribution

===================================================================================================================================
                                              December 31,
===================================================================================================================================
                                   1993                                  1994                               1995
                               --------------                       --------------                        ------------
                     Revenues               %              Revenues               %              Revenues         %
Direct
Sales
Force                $24,301,000            80.3           $30,626,000            82.2           $24,117,000       82.9

Resellers              5,956,000            19.7             6,505,000            17.5             4,611,000       15.8

Retail
Stores                    --                  --               127,000             0.3               379,000        1.3
                     -----------            ------         -----------            -----          -----------       ----


Total                $30,257,000                100%       $37,258,000                100%       $29,107,000                100%
                     -----------                ---        -----------                ---        -----------                ---


         The Company's own direct sales force operates out of 11 sales offices. The direct sales effort is supported through a multimedia marketing campaign with advertising, promotion and subscriber enhancement campaigns. The Company also advertises in print media, including periodicals and yellow pages.

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

         The Company, in order to market its products directly to the consumers and reduce its cost of sales has opened three Company-owned stores in New York and one in Illinois. These stores sell cellular as well as paging products and maintain a high end, high tech appearance attracting consumers at all levels.

         The Company's marketing strategies have been focused on small to medium-sized customer accounts, with the result that the Company is not dependent on any single customer or reseller. No single customer or reseller accounted for more than one percent of the Company's total revenues in the fiscal year ended December 31, 1995.

Regulation

         The construction and operation of RCCs are subject to both federal and state regulation, principally by the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Company believes it is in compliance with all applicable federal and state regulations.

         The FCC's review and revision of rules affecting paging companies is ongoing and the regulatory requirements to which the Company is subject may be modified significantly. The FCC recently has proposed adopting a market area licensing scheme for all paging channels under which carriers would be licensed to operate on a particular channel throughout a broad geographic area, rather than being licensed on a site-by-site basis. Under the proposal, existing paging facilities would be entitled to protection as grandfathered systems. The ability of paging carriers to make major modifications to their current systems may be affected during the transition to the market area licensing process. On February 8, 1996, the FCC announced a temporary cessation in the acceptance of applications for new paging stations, and placed certain restrictions on the extent to which current licensees can expand into new territories on existing channels. The FCC has initiated an expedited comment period in which it will consider whether these interim processing procedures should be relaxed. The FCC also has proceedings underway that may have a significant impact on the manner in which telephone numbers are assigned and utilized by common carriers, including paging companies. Some of the alternatives under consideration by the FCC, if adopted, could adversely affect the Company.

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

Employees

         At February 29, 1996, Page America employed 162 persons, none of whom was represented by a labor union. Page America believes that its relations with its employees are good.

Item 2.  Properties

         The Company leases approximately 15,200 square feet of office space at 125 State Street, Hackensack, New Jersey, under a lease expiring in 2000, at an annual base rent of $281,000, approximately 10,715 square feet of office space at 1919 South Highland Avenue, Lombard, Illinois, under a lease expiring in 2005, at an annual base rent of $151,000 and approximately 500 square feet of retail space at 41 East 42nd Street, New York, New York, under a lease expiring in 2004, at an annual base rent of $84,000. The Company has several other leases for office and retail space which are not material individually and which aggregate $472,000 per year expiring at various dates between 1996 and 2005. The Company does not own any material real property. The Company also leases sites for its transmitters on commercial broadcast towers, buildings and other fixed sites at various rentals for various terms. The Company believes its facilities are suitable and adequate for its purposes.

Item 3.  Legal Proceedings

     The Company is involved in various lawsuits and proceedings arising in the normal course of business. In the opinion of management of the Company, the ultimate outcome of these lawsuits and proceedings will not have a material effect on the results of operations, financial position or cash flows of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

         The Common Stock of the Company is listed on the American Stock Exchange ("AMEX") under the symbol PGG. The Company does not meet certain financial and other guidelines of the AMEX for continued listing of its Common Stock on the AMEX. As a result, the staff of the AMEX has determined to remove the Company's Common Stock from trading on the AMEX; however, the Company has appealed this determination. The appeal is presently pending and the Company believes that its Common Stock will continue to be traded on the AMEX pending the determination of its appeal. The following table sets forth for the calendar periods indicated the closing sales prices on the AMEX.
                                                        High               Low
         1994
         First Quarter                                  $5.13             $4.13
         Second Quarter                                  4.25              3.50
         Third Quarter                                   5.13              3.00
         Fourth Quarter                                  4.38              2.88

         1995
         First Quarter                                  $3.75             $2.50
         Second Quarter                                  3.38              0.50
         Third Quarter                                   1.00              0.56
         Fourth Quarter                                  0.75              0.13

     There were approximately 2,043 shareholders of record of Common Stock as of February 29, 1996. This number does not include beneficial owners holding shares through nominee or "street" names.

Dividend Policy

         The Company has never declared or paid cash dividends on its Common Stock and does not anticipate paying cash dividends to the holders of its Common Stock in the foreseeable future. The payment of dividends on Common Stock and Preferred Stock is also restricted pursuant to the provisions of the Company's Credit Agreement (the "Credit Agreement"). The Company's outstanding series of Series One Convertible Preferred Stock provides that the Company may not declare or pay dividends on its Common Stock unless all accrued dividends on the Series One Convertible Preferred Stock have been paid in full. Payment of dividends on the Series One Convertible Preferred Stock may be made in cash or in Common Stock of the Company registered under the Securities Act of 1933. At December 31, 1995, accrued and unpaid dividends on the Company's outstanding Series One Convertible Preferred Stock aggregated $1,432,000. It is anticipated that such dividends will be paid by the issuance of approximately 7,900,000 shares of the Company's Common Stock.

Item 6.  Selected Financial Data

         The following selected consolidated financial data for the nine-month period ended December 31, 1991 and each of the four years in the period ended December 31, 1995 are derived from the Consolidated Financial Statements of the Company. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto contained elsewhere in this report.


                                   Nine-Month
                                                               Period Ended
                                                               December 31,             Years Ended December 31,
                                                               -------------      ----------------------------------------
                                                                1991         1992         1993          1994(4)    1995(2)
                                                                ----         ----         ----          ----        ----
Consolidated Statement of Operations Data:(1)                               (In thousands,except per share and pager data)
Total revenues                                                  $ 25,209     $ 32,805     $ 30,257     $37,258      $29,107
Operating expenses:
  Cost of service and sales                                        3,018        3,296        4,253       5,709        4,363
  Selling                                                          5,501        6,544        4,879       6,842        6,066
  General and administrative                                       6,219        8,940        8,688      10,653        8,923
  Technical                                                        2,507        3,455        3,343       4,685        4,262
  Depreciation, amortization and write-off of intangibles          6,066        9,519        9,793      10,817        8,585
                                                                  ------       ------       ------     -------       -----
Operating profit (loss)                                            1,898        1,051         (699)     (1,448)      (3,092)
Interest expense                                                   4,952        4,783        4,032       5,102        6,263
Other expenses                                                     1,053        1,957        1,814         478        3,738
Extraordinary gain(5)                                                --         7,156          --          --           --
Cumulative effect of changes in accounting principles (7)            --        (3,960)         --          --           --
                                                                  --------      -------    ---------      --------   --------
Net loss                                                          (4,107)      (2,493)      (6,545)     (7,028)     (13,093)
Preferred stock dividend requirements                             (1,449)      (2,791)      (3,268)     (3,023)(3)   (2,863)(3)
                                                                 ---------     --------     --------   ---------      -------
Net loss applicable to common shares                             $(5,556)     $(5,284)     $(9,813)   $(10,051)    $(15,956)
                                                                 ========        ========     ========  =========   =========
Net loss per common share(6)                                      $(1.54)      $(1.40)      $(2.55)       $(1.55)    $(2.01)
                                                                  =======      =======      =======       =======    =======
Weighted average shares outstanding                                3,609        3,774        3,847         6,464      7,936
Other Data:
Pagers in service at end of period                               223,000         228,000      305,000     311,000   221,000
Capital expenditures, net of book value of pagers
  sold (excluding acquisitions)                                  $ 5,707          $4,296       $2,630      $5,365    $3,300

                                                                                                           December 31

                                                                 1991           1992(5)     1993(4)       1994(3)    1995(2)(3)
                                                                 ----            ----        ----          ----        ----
Consolidated Balance Sheet Data:
Working capital (deficiency)                                  $( 9,996)         $(10,242)   $( 2,053)    $( 9,541)    $(52,444)
Total assets                                                    67,623            58,755      75,193       70,229       44,003
Long-term debt, less current maturities                         58,499            48,269      57,850       56,953           69
Series A, A-2 and B Preferred Stock                             10,799            17,063         --          --           --
Accumulated deficit                                            (54,281)          (59,365)    (68,980)     (78,989)     (94,945)
Shareholders' equity (deficit)                                 (16,688)          (21,402)      9,096          439      (11,222)


(1) EBITDA for the nine-month period ended December 31, 1991 and for the years ended December 31, 1992, 1993, 1994 and 1995 was $8.0 million, $10.6 million, $9.1 million, $9.4 million, and $5.5 million respectively. EBITDA is a standard measure of financial performance in the paging industry but should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with generally accepted accounting principles. EBITDA is also the operating measure by which the Company's financial covenants are calculated under its Credit Agreement.
(2) In July 1995, the Company sold its California and Florida paging assets. Concurrently with the sale, the Company amended its Credit Facility providing, among other things, for an accelerated maturity date of December 29, 1995 and its subordinated notes were modified to provide for a final maturity of six months thereafter. Such debt, which was classified as long term at December 31, 1994, is in default and is classified as a current liability at December 31, 1995.
(3) In August, 1994 and March, 1995, the Company issued shares of its Common Stock as full payment of fiscal year 1994 dividends on Series One Convertible Preferred Stock. On June 30, 1995, in exchange for the waiver of the dividend payment on Series One Convertible Preferred Stock, the accrued dividends were added to the liquidation value. See Note G of Notes to Consolidated Financial Statements.
(4) On December 30, 1993, the Company acquired Crico and refinanced its senior and subordinated debt and redeemable Preferred Stocks. See Notes C and E of Notes to Consolidated Financial Statements.
(5)  In June of 1992, the Company repurchased its subordinated note payable.
(6)  The Company has never paid any cash dividends on its Common Stock.

(7) Effective January 1, 1992, the Company changed its method of depreciation for pager equipment from the straight line method to the double declining balance method.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         The following table presents certain items in the Consolidated Statement of Operations and as a percentage of total revenues for the periods indicated.

                                                                               Years Ended
                                                                               December 31,
                                   ----------------------------------------------------------------------------------------------
                                                1995                             1994                        1993
                                   ----------------------------------------------------------------------------------------------
                                                                      (Dollar amounts in thousands)
Total revenues                           $29,107        100.0%           $37,258         100.0%       $30,257      100.0%
Operating expenses:
Cost of service and sales                  4,363         15.0              5,709          15.3          4,253       14.1
Selling expenses                           6,066         20.8              6,842          18.4          4,879       16.1
General and administrative
  expenses                                 8,923         30.7             10,653          28.6          8,688       28.7
Technical expenses                         4,262         14.6              4,685          12.6          3,343       11.1
Depreciation, amortization
  and write-off of intangibles             8,585         29.5             10,817          29.0          9,793       32.3
                                          -------       ------           --------        ------         ------     -----
Operating profit (loss)                   (3,092)       (10.6)           (1,448)          (3.9)         ( 699)      ( 2.3)
Interest expense                           6,263         21.5              5,102          13.7          4,032        13.3
Net loss                                $(13,093)       (45.0)%         $(7,028)         (18.9)%    $(  6,545)      (21.6)%


Year Ended December 31, 1995 Compared with
  Year Ended December 31, 1994

         Total revenues for fiscal 1995 were approximately $8.2 million (21.9 percent) lower than that of 1994. The sale of the operations in Florida and California accounted for a decrease of approximately $4.5 million while the Company's other operations experienced a $3.7 million decrease in total revenues as compared to 1994. Average revenue per subscriber declined as the result of the emphasis on the sale of pagers (for which the Company does not receive recurring equipment rental revenue) and rates obtained from new subscribers were lower than the rates associated with lost subscribers due to competitive pressure. Subscriber growth in 1994 and 1995 was limited as pager purchases were constrained by limited available capital. The Company's units in service at December 31, 1995 showed a decrease of 90,000 units from the 311,000 units in service at December 31, 1994. A substantial portion of this decrease (78,000 units) is attributable to the sale of the Florida and California operations.

         Cost of service decreased $303,000 (10.3 percent) in 1995. This decrease was principally due to cost of service associated with the sold operations. Cost of sales decreased by approximately $1 million (37.7 percent) in 1995. As a percent of sales revenues, cost of sales increased from 61% of sales revenues in 1994 to 64% in 1995, primarily as a result of lower selling prices due to competitive pressure.

     Selling expense decreased by approximately $776,000 (11.3 percent) in 1995 as compared to 1994. $661,000 of the decrease was due to selling expenses associated with the sold operations.

         General and administrative expenses decreased by $1.7 million (16.2 percent). A decrease of $1 million was due to expenses associated with the sold operations. The Company's remaining operations experienced a decrease of $700,000 primarily due to a reduction in bad debt expense and, to a lesser extent, reductions in personnel.

        Technical expenses decreased by $423,000 (9.0 percent), principally as a result of the sale of the Florida and California operations, partially offset by an increase in personnel costs.

         Depreciation expense decreased by $1.1 million (17.8 percent), $462,000 of which was due to the sale of depreciable assets in Florida and California. The decrease experienced by the Company's existing operations resulted from the lower average price of pagers purchased in 1995 and the decrease in pagers on lease to customers, partially offset by a $465,000 valuation adjustment of pager assets in the fourth quarter of 1995.

         Amortization expense decreased by approximately $1.1 million (24.7 percent) in 1995 over 1994, principally due to the elimination of intangible assets related to the Florida and California operations and certain customer lists becoming fully amortized in the second quarter of 1994 and first quarter of 1995, partially offset by a write off of certain intangibles related to the Nynex acquisition.

         Interest expense increased by approximately $1.2 million (22.8 percent) in 1995 primarily due to higher interest rates, in the current period, on borrowings outstanding under the Company's senior credit facility and subordinated debt agreement.

         Other expenses increased approximately $3.3 million (682 percent) in 1995. The increase was primarily due to a write-down of deferred financing costs related to the senior debt and subordinated debt amounting to $1.6 million, loss realized on the sale of the Florida and California operations of approximately $718,000 and costs associated with the debt restructuring in the amount of $726,000.

         Net loss was $13.1 million (45.0 percent of total revenues) in the year ended December 31, 1995, as compared to $7.0 million (18.9 percent of total revenues) in the year ended December 31, 1994.

         EBITDA (earnings before interest, taxes, depreciation and amortization) in 1995 was $5.5 million as compared to $9.4 million in 1994.

Year Ended December 31, 1994 Compared with
  Year Ended December 31, 1993

         Total revenues for fiscal 1994 were approximately $7 million (23.1 percent) higher than that of 1993. The operations acquired in the Crico transaction accounted for increases of approximately $8.8 million while the Company's other operations experienced a $1.8 million decrease in total revenues as compared to 1993. Subscriber growth, primarily in the Company's New York operation, was not sufficient to offset the overall lower average revenue per subscriber. Average revenue per subscriber declined as the result of the emphasis on the sale of pagers (for which the Company does not receive recurring equipment rental revenue) and rates obtained from new subscribers were lower than the rates associated with lost subscribers due to lower monthly rates caused by competitive pressure. Subscriber growth in 1993 and 1994 was limited as pager purchases were limited, by management, to an amount necessary to maintain the subscriber base in order to conserve capital. The Company had 311,000 units in service at December 31, 1994, an increase of 6,000 units over the 305,000 units in service at December 31, 1993.

         Cost of service increased $1.1 million (60 percent) in 1994. This increase was principally due to cost of service associated with the operations acquired from Crico. Cost of sales increased by approximately $353,800 (15 percent) in 1994. As a percent of sales revenues, cost of sales decreased from 66% of sales revenues in 1993 to 61% in 1994. This decrease in cost of sales as a percent of sales revenues is principally a result of lower current costs of pagers.

         Selling expense increased by approximately $1.9 million (40 percent) in 1994 as compared to 1993. The increase was due to selling expenses associated with the acquired operations.

         General and administrative expenses increased by $1.9 million (23.0 percent). This increase was due to expenses associated with the acquired operations, partially offset as the Company's existing operations experienced a decrease of $449,600 primarily due to a reduction in salaries and related benefits.

         Technical expenses increased by $1.3 million (40.1 percent) as a result of the operations acquired from Crico.

         Depreciation expense decreased by approximately $497,800 (7.3 percent). This resulted from the decrease in the renting of pagers to customers, in favor of the sale of pagers, the ensuing decrease in pager assets, and from the Company's $934,000 valuation adjustment of pager assets in the fourth quarter of 1993 which left a lower depreciable pager asset base. These offset the depreciation associated with the fixed assets acquired from Crico.

         Amortization expense increased by approximately $1.5 million (52.0 percent) in 1994 over 1993, due to intangibles acquired in the Crico transaction.

         Interest expense increased by approximately $1.1 million (26.6 percent) in 1994 as a result of higher interest bearing debt resulting from the December 30, 1993 acquisition financing and refinancing and higher interest rates in 1994.

         Other expenses decreased approximately $1.3 million (73.6 percent) in 1994. In 1993 approximately $677,400 was written off in deferred financing cost resulting from the debt refinancing. Fiscal year 1994 includes a second quarter gain of approximately $178,400 recognized on the sale of shares of stock in a cellular interest, owned by a subsidiary of the Company, and a gain of $175,000 recognized in the third quarter on the sale of a paging license in the State of Wisconsin.

         Net loss was $7.0 million (18.9 percent of total revenues) in the year ended December 31, 1994, as compared to $6.5 million (21.6 percent of total revenues) in the year ended December 31, 1993.

         EBITDA in 1994 was $9.4 million as compared to $9.1 million in 1993.

Liquidity and Capital Resources

         The Company had a working capital deficiency of approximately $52.4 million at December 31, 1995 as compared to a deficiency of $9.5 million at December 31, 1994. The increase in working capital deficiency was primarily due to an increase in current debt maturities of $47.6 million, which include $33.2 million and $14.7 million related to the senior credit facility and subordinated debt, respectively.

         To reduce indebtedness and improve liquidity, the Company sold its California and Florida paging assets for a cash sale price of $19.4 million. One million dollars of the sale price is being held in escrow and is scheduled to be released to the Company over a two year period, as provided for in the agreement. In connection with this sale, the Company incurred expenses amounting to approximately $1.0 million. The Company used a portion of the net proceeds from this sale to reduce the balance due on its Credit Facility by $11.8 million and prepay interest at the LIBOR rate from August 1, 1995 through December 29, 1995.

     The accompanying financial statements have been prepared on a going concern basis. The Company, since its inception, has experienced a deficiency in working capital and recurring losses. In 1995, as a result of non-compliance by the Company with certain covenants of its credit facility, the terms were modified to accelerate the final maturity to December 29, 1995, and the subordinated notes were modified to provide for a final maturity of six months thereafter. The credit facility was not repaid at maturity causing the credit facility and the subordinated notes to be in default (see Note E of Notes to Consolidated Financial Statements). Such debt is classified as a current liability and the Company's current liabilities exceeded its current assets by $52.4 million at December 31, 1995. The Company intends to pay the balance due under the credit facility and the subordinated notes in 1996 from cash generated by the sale of its assets. Alternatively, the Company intends to complete a refinancing which repays the balance due under the credit facility and amends and extends the subordinated notes. The successful completion of one of these efforts is essential as the Company has no other immediate plans that will provide sufficient cash flows to satisfy its obligations. There can be no assurance that the Company will have sufficient funds to finance its operations, which continue to show losses, through the year ending December 31, 1996.

         All of these matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classifications of liabilities that may result from the outcome of this uncertainty.

         Sustaining market share requires substantial capital expenditures, primarily for paging equipment. Management estimates that capital expenditures in 1996 will be approximately $4.8 million ($4.1 million for pagers and $700,000 for RCC equipment). The Company does not have any material capital expenditure commitments.

         At December 31, 1995 the Company had net operating losses of approximately $71.5 million for federal income tax purposes which will expire at varying dates between 1998 and 2010. Certain stockholder transactions have resulted in an ownership change, as defined, which, under the Internal Revenue Code, limits the utilization of the net operating loss carryforwards.

         The Company maintains a policy for delinquent customers of billing and attempting to collect the balance of the unexpired term of their contracts and the value of unreturned leased pagers. In 1995, the Company wrote off approximately $900,000 of accounts receivable against the allowance for doubtful accounts.

Inflation and Changing Prices

         Inflation has not materially affected the sale of paging services by the Company. Paging systems equipment, leasing costs and transmission costs have not risen significantly, nor has the Company substantially increased its charges to customers. Pager costs have actually declined in recent years. This reduction in cost has generally been reflected in lower prices charged to subscribers. Overhead expenses are, however, subject to inflationary pressure.

Item 8.  Financial Statements and Supplementary Data.

         The Financial Statements and supplementary data required by Part II,
Item 8, are included in Part IV, as indexed at Item 14(a)(1).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The executive officers and directors of the Company are as follows:

                               Director or
Name                            Age          Position with Company                   Officer Since

Kathleen C. Parramore           44       President and Chief Operating Officer        1990
Richard A. Contrera             50       Vice President--RCC Engineering              1985
Martin Katz                     43       Vice President--Administration
                                              and Chief Financial Officer             1995
Martin H. Neidell               49       Secretary                                    1983
David A. Barry(1)(2)            49       Chairman of the Board, Director              1988
                                         and Chief Executive Officer


(1)      Member of the Audit Committee
(2)      Member of the Compensation Committee

         The Directors are presently elected for one year terms which expire at the next annual meeting of shareholders. Executive officers are elected annually by the Board of Directors to hold office until the first meeting of the Board following the next annual meeting of shareholders and until their successors are chosen and qualified.

         Ms. Parramore has been President and Chief Operating Officer of the Company since March 1995 and was Vice President from December 1990 until 1995. She has been employed by the Company since April 1990. From 1989 to 1990, she was general manager of Nationwide Cellular; from 1987 to 1989, she was Chief Financial Officer of American Mobile Communications; and from 1984 to 1987, she was Chief Financial Officer of AT&T Intelliserve.

         Mr. Contrera has been Vice President--RCC Engineering of the Company since July 1985 and has been employed by the Company since November 1983. In 1983, Mr. Contrera was a Project Manager for 3M Corporation and from 1973 through 1982 held various positions with U.A. Columbia Cablevision, Inc., including Director of Operations.

     Mr. Katz has been Vice President-Administration and Chief Financial Officer since April 1995. From 1987 through 1994, Mr. Katz was Chief Financial Officer and Vice President of Finance and Business Affairs at CEL Communications, Inc.

         Mr. Neidell has been Secretary of the Company since 1983. For more than the past five years, Mr. Neidell has been a partner of Stroock & Stroock & Lavan, counsel to the Company.

     Mr. Barry has been President of Bariston Associates, Inc. since April 1986. He has been acting as Chairman of the Board and Chief Executive Officer of the Company since August 1, 1995. Mr. Barry was Managing Director and Principal of Winthrop Financial Associates from September 1982 to April 1986. Prior thereto Mr. Barry was a Managing Director of Paine Webber Incorporated.

         The Company's non-employee Directors are entitled to annual fees of $1,500 and $250 for each meeting attended, plus reimbursement for expenses in attending meetings.

Item 11.  Executive Compensation

         The following table sets forth information concerning compensation paid to the Company's Chief Executive Officer and to each of the other most highly compensated executive officers of the Company whose salary and bonus for 1995 exceeded $100,000.

                                            SUMMARY COMPENSATION TABLE

===================================================================================================================================
                                                         ANNUAL COMPENSATION               Long Term
                                                                                           Compensation
         Name and          Year
         Principal                                                                                        All Other
         Position                                                                                         Compensation(1)
                                                                                                          ($)
                           --------------------------------------------------------------------------
                                         Salary             Bonus       Other        Options
                                         ($)               ($)          Annual         (#)
                                                                        Comp. ($)
Steven L. Sinn               1995        $148,078          -                                             $2,644
Chairman of the
Board and Chief
Executive Officer
                             1994        $250,000          -

                             1993        $200,000         $200,000

Kathleen C. Parramore        1995        $160,673              -                      150,000            $4,957
President and Chief
Operating Officer
                             1994        $140,000          $39,000

                             1993        $130,741          $30,500

Martin Katz                  1995        $102,692              -                       75,000            $1,038
Vice President

Richard A. Contrera          1995        $110,039              -                                         $5,173
Vice President

                             1994        $104,745           $7,867

                             1993         $97,125           $8,753

(1) Consists of Company matching contributions under the Company's Stock Purchase Plan and $650 in premiums on an insurance policy on the life of Ms. Parramore under which she designates the beneficiaries.

Agreements

         Ms. Parramore is employed under an employment agreement with the Company which expires on February 28, 1997, and provides for an annual salary at the rate of $165,000 per year, plus a discretionary bonus. This agreement is automatically extended for successive one year periods unless terminated by the Company or Ms. Parramore at least three months prior to any expiration date. The Company may terminate the agreement at any time, with or without cause; provided, however, that if such termination is without cause, Ms. Parramore will be entitled to continue to receive her salary for one year.

     Effective August 1, 1995, Mr. Sinn resigned as Chairman of the Board and Chief Executive Officer of the Company. Mr. Sinn entered into a consulting and non-competition agreement with the Company pursuant to which Mr. Sinn agreed to serve as a consultant to the Company for one year at compensation of $250,000. Mr. Sinn also agreed pursuant to the agreement not to compete with the Company during his one year consulting term. During 1995, Mr. Sinn was paid $100,962 pursuant to the consulting agreement.

Stock Option Grants and Exercises

     The table below shows information regarding the grant of stock options made to the Company's Chief Executive Officer and the other most highly compensated executive officers during the fiscal year ended December 31, 1995. The amounts shown for each officer as potential realizable values are based on arbitrarily assumed annualized rates of stock price appreciation over the term of the options. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company's Common Stock. There is no assurance that such potential realizable values will be achieved.

                      OPTION GRANTS IN THE LAST FISCAL YEAR
                                                                                Potential Realizable Value
                                                                                at Assumed Annual Rates
                                                                                    of Stock Price
                                                                                 Appreciation for
                                  Individual Grants                              Option Terms(3)
                                                     Exercise Price
                     Number        %Grants to All        per            Expiration     5% Stock     10% Stock
Name                 Granted(1)       Employees        Share($)(2)         Date        Price ($)     Price($)

Kathleen C.
Parramore            150,000       66.7                $.75               10/2/02     46,500          106,500
Martin Katz           75,000       33.3                $.75               10/2/02     23,250           53.250
Richard A. Contrera      0

(1) These options may not be exercised prior to one year from the date of grant and may be exercised 20% per year thereafter, subject to acceleration upon the occurrence of certain events.

(2) The exercise price was established at the market price on the date of grant, October 2, 1995.


(3) The assumed annual rate of appreciation of five and ten percent would result in the price of the Company's stock increasing to $1.06 and $1.46 per share, respectively.

         The following table sets forth information with respect to the named executives concerning exercise of options during the fiscal year ended December 31, 1995 and unexercised options held at December 31, 1995. The value of unexercised, in-the-money options at December 31, 1995 is the difference between the exercise price of options and the fair market value of Page America's Common Stock on December 31, 1995, which was $.125 per share.

                          STOCK OPTION EXERCISES TABLE
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                              YEAR END STOCK VALUE
===================================================================================================================================
                                                                    Number of Unexercised                  Value of Unexercised
                                                                         Options at                       In-the-Money Options at
                                 Shares           Value                Fiscal Year-End                      Fiscal Year End ($)
           Name                Acquired on      Realized
                              Exercise (#)         ($)
                                                           ------------------------------------------------------------------------
                                                            Exercisable       Unexercisable       Exercisable      Unexercisable
                                                             (#)                (#)
Kathleen C. Parramore          0               0            10,500             152,000               0              0

Martin Katz                    0               0               0               75,000                0              0

Richard A. Contrera            0               0             8,750              1,250                0              0


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information with respect to beneficial ownership of Common Stock at February 1, 1996 by (i) each person known by the Company to beneficially own more than five percent of outstanding Common Stock, (ii) each Director of the Company, (iii) each of the most highly compensated executive officers of the Company and (iv) all Directors and executive officers of the Company as a group. Except as noted below, each person or entity has sole voting and investment power with respect to all shares listed as owned by such person or entity.

Name and Address                                           Number(1)            Percent of Class

David A. Barry(2)                                           3,722,211                    31.7%
One International Place
Boston, MA 02110

Jack Kadis(2)                                               3,696,811                    31.5%
One International Place
Boston, MA 02110

Bariston Paging Partners, L.P.(2)                           3,471,714                    30.1%
c/o Bariston Associates, Inc.
One International Pl.
Boston, MA 02110

T. Rowe Price High Yield Fund, Inc.(3)                      1,712,411                    18.6%
100 East Pratt Street
Baltimore, MD 21202

T. Rowe Price Strategic Partners Associates, Inc.(4)          462,402                     5.7%
100 East Pratt Street
Baltimore, MD 21202

Sandler Mezzanine General Partnership(5)                      945,741                    10.6%
767 Fifth Avenue
New York, NY 10153


Froley, Revy Investment Co., Inc.(6)                          471,000                     5.8%
1900 Wilshire Blvd.
Los Angeles, CA 90024

Richard Contrera(7)                                            25,757                     *

Kathleen Parramore(8)                                         168,624                     2.1%

Martin Katz(9)                                                 75,000                     *

Directors and executive officers as a group(10)               294,981                     3.0%
(5 persons)

*    Less than one percent.

(1) Assumes exercise of options or warrants to purchase shares of Common Stock and conversion of shares of Series One Convertible Preferred Stock into shares of Common Stock.

     (2) David A. Barry is a director of the Company elected by the holders of the Company's Series One Convertible Preferred Stock. Mr. Barry and Jack Kadis are the general partners of BHI Associates VI, L.P., which is the sole general partner of Bariston Paging Partners, L.P. ("Bariston Paging"). Messrs. Barry and Kadis are the controlling shareholders of Bariston Holdings, Inc., which is the sole shareholder of Bariston Associates, Inc. ("Bariston") and Bariston Securities, Inc. The total number of shares listed above include 156,242 shares of Series One Convertible Preferred Stock owned by Bariston Paging; 2,254 shares of Series One Convertible Preferred Stock owned by Bariston Associates; 378 shares of Series One Convertible Preferred Stock owned by Mr. Barry, which are convertible into an aggregate of 3,530,180 shares of Common Stock; 125,778 shares of Common Stock issuable upon exercise of warrants owned by BHI Associates VI, L.P.; 41,672 shares of Common Stock issuable upon exercise of warrants owned by Bariston; 17 shares of Common Stock owned by Bariston Paging; 7,563 shares of Common Stock owned by Bariston; and 17,001 shares of Common Stock owned by Mr. Barry. Messrs. Barry and Kadis disclaim beneficial ownership of the portion of the foregoing shares in which they have no actual pecuniary interest.

     (3) Consists of 20,000 shares of Series One Convertible Preferred Stock convertible into an aggregate of 444,400 shares of Common Stock; warrants to purchase 711,111 shares of Common Stock at an exercise price of $3.50 per share; and 556,900 shares of Common Stock.

     (4) T. Rowe Price Strategic Partners Associates, Inc. is the general partner of T. Rowe Price Strategic Partners Fund, L.P. (the "Fund") and T. Rowe Price Strategic Partners Fund II, L.P. ("Fund II"). Consists of 5,642 shares of Series One Convertible Preferred Stock convertible into an aggregate of 125,365 shares of Common Stock and warrants to purchase 15,200 shares of Common Stock at an exercise price of $3.50 per share owned by the Fund and 12,918 shares of Series One Convertible Preferred Stock convertible into an aggregate of 287,037 shares of Common Stock and warrants to purchase an aggregate of 34,800 shares of Common Stock at an exercise price of $3.50 per share owned by Fund II.

     (5) Sandler Mezzanine General Partnership is the investment General Partner of each of Sandler Mezzanine T-E Partners, L.P. ("TE"), Sandler Mezzanine Partners, L.P. ("SM") and Sandler Mezzanine Foreign Partners, L.P. ("FP"). Consists of 5,390, 12,020, and 2,590 shares of Series One Convertible Preferred Stock owned by TE, SM, and FP, respectively, which are convertible into an aggregate of 444,400 shares of Common Stock; 15,333, 34,196 and 7,367 shares of Common Stock owned by TE, SM and FP, respectively; and warrants to purchase 119,823, 267,200 and 57,422 shares of Common Stock owned by TE, SM, and FP, respectively, at an exercise price of $3.50 per share.

     (6) Includes 20,000 shares of Series One Convertible Preferred Stock convertible into an aggregate of 444,400 shares of Common Stock.

     (7) Includes 10,000 shares of Common Stock issuable upon exercise of options and 15,757 shares of Common Stock vested under the Company's Stock Purchase Plan.

     (8) Includes 162,500 shares of Common Stock issuable upon exercise of options and 5,724 shares of Common Stock vested under the Company's Stock Purchase Plan.

     (9) Consists of 75,000 shares of Common Stock issuable upon exercise of options.

     (10) Includes 247,500 shares of Common Stock issuable upon exercise of options owned by all executive officers and Directors; 21,481 shares of Common Stock vested under the Company's Stock Purchase Plan; and 378 shares of Series One Convertible Preferred Stock which are convertible into 8,399 shares of Common Stock.


Item 13.  Certain Relationships and Related Transactions

         Bariston Associates, Inc. ("Bariston") has been engaged by the Company to provide investment banking functions for which it receives an annual fee of $105,000, subject to cost of living adjustments. This agreement will terminate upon the earlier to occur of Bariston and its affiliates ceasing to control a majority of the Series One Convertible Preferred Stock or Common Stock issued upon conversion thereof or Bariston and its affiliates owning less than 20 percent of the Company's full diluted shares of Common Stock.

         Holders of a majority of Series One Convertible Preferred Stock, as a class, have the right to elect two directors of the Company. In addition, if any dividend payments are not made to the holders of shares of Series One Convertible Preferred Stock, the dividend rate will increase to 15% per annum and the holders of a majority of Series One Convertible Preferred Stock will be entitled to elect an additional director of the Company. If a change in control of the Company occurs, the holders of Series One Convertible Preferred Stock have the right to cause the Company to repurchase such stock at its liquidation value, plus accrued dividends. Bariston Paging Partners, L.P. holds a majority of the Series One Convertible Preferred Stock. Mr. Barry is the director elected by the holders of Series One Convertible Preferred Stock. The holders of a majority of the Series One Convertible Preferred Stock have agreed that as long as they continue to own a majority of such stock they will vote for a nominee designated by the holders of a majority of such stock.

     David A. Barry, a director of the Company, is affiliated with Bariston Securities, Inc. and Bariston.

         All of the terms and provisions of the foregoing transactions were determined on an arms length basis. The Company believes that the terms of these transactions were no less favorable to the Company than those which could have been obtained from unaffiliated third parties.


                                     Part IV

Item 14.  Exhibits and Financial Statement Schedules and Reports on Form 8-K.

     (a)(1). Financial Statements. The following consolidated financial statements of Page America Group, Inc. and Subsidiaries, required by Part II,
Item 8, are included in Part IV of this report:


         Report of Independent Auditors

         Consolidated Balance Sheets at December 31, 1995 and December 31,
1994.

         Consolidated Statements of Operations for the years ended December 31, 1995, December 31, 1994, and December 31, 1993.

         Consolidated Statements of Cash Flows for the years ended December 31, 1995, December 31, 1994, and December 31, 1993.

         Consolidated Statement of Stockholders' Equity (Deficit) for the years ended December 31, 1995, December 31, 1994 and December 31, 1993.

         Notes to Consolidated Financial Statements.

         (a)(2).  Financial Statement Schedule.

         Schedule II - Valuation and Qualifying Accounts

         All other financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

Exhibits

         (a)(3)  Exhibits:

Exhibit No.

   3.1 Restated Certificate of Incorporation of the Registrant, as amended. Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 ("1993 10-K").
  3.2 By-Laws of the Registrant. Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (File No. 33-46333).
   10.1 Employment Agreement, dated as of March 1, 1995, between the Registrant and Kathleen Parramore. Incorporated by reference to
            Exhibit 10.1 Annual Report on Form 10-K for the fiscal year ended December 31, 1994 ("1994 10-K").
   10.2 Asset Acquisition Agreement dated as of September 27, 1993, as amended, by and among Page America Group, Inc., Crico Communications Corporation and the stockholders thereof. Incorporated by reference to Exhibit 2(a) to Current Report on Form 8-K dated January 14, 1994.
   10.3 Credit Agreement dated as of December 30, 1993 by and among Page America Group, Inc., its subsidiaries and NationsBank of Texas, N.A., Canadian Imperial Bank of Commerce, Fleet National Bank and State Street Bank and Trust Company. Incorporated by reference to
            Exhibit 10.3 to 1993 10-K.
   10.4 Subordinated Promissory Note, Preferred Stock, Common Stock and Warrant Purchase Agreement dated as of December 30, 1993, by and among Page America Group, Inc., its subsidiaries and various purchasers parties thereto. Incorporated by reference to Exhibit
            10.4 to 1993 10-K.
   10.5 Second Amended and Restated Registration Rights Agreement dated as of December 30, 1993. Incorporated by reference to Exhibit 10.5 to 1993 10-K.
   10.6 Subordinated Promissory Note Registration Rights Agreement dated as of December 30, 1993. Incorporated by reference to Exhibit 10.6 to 1993 10-K.
   10.7 Series One Convertible Preferred Stock Voting Agreement dated as of December 30, 1993. Incorporated by reference to Exhibit 10.7 to 1993 10-K.
   10.8 Investment Banking Agreement dated December 30, 1993 between Bariston Associates, Inc. and Page America Group, Inc.
            Incorporated by reference to Exhibit 10.8 to 1993 10-K.
   10.9 Purchase and Sale Agreement dated August 10, 1993 between Page America Group, Inc. and Forsyth Company. Incorporated by reference to Exhibit 10.9 to 1994 10-K.
   10.10 Asset Purchase Agreement dated as of February 24, 1995 by and among Paging Network of Florida, Inc., Page America Group, Inc. and various subsidiaries of Page America Group, Inc. Incorporated by reference to Exhibit 10.10 to 1994 10-K.
   10.11 Consulting and Non-Competition Agreement dated August 1, 1995 between Registrant and Steven L. Sinn.
   10.12 Third Amendment dated as of July 28, 1995 to Credit Agreement dated as of December 30, 1993 by and among Page America Group, Inc., its subsidiaries, and bank lenders.
   10.13 Indenture dated as of June 30, 1994 among Page America Group, Inc., its subsidiaries, and American Stock Transfer and Trust Company, as Trustee. Incorporated by reference to Exhibit 4 to Registration Statement on Form S-4 (File No. 33-77832).
   10.14 Amendment dated as of July 28, 1995 to Indenture dated as of June 30, 1994 by and among Page America Group, Inc., its subsidiaries, and American Stock Transfer and Trust Company, as Trustee.
   21.      Subsidiaries of the Registrant.  Incorporated by reference to
            Exhibit 21 to 1994 10-K.
   23.      Consent of Ernst & Young LLP.


   (b)      Reports on Form 8-K

            None

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page

Report of Independent Auditors                                              F-2

Consolidated Balance Sheets at December 31, 1995 and
  December 31, 1994                                                         F-3

Consolidated Statements of Operations for the years
  ended December 31, 1995, December 31, 1994,
  and December 31, 1993                                                     F-5

Consolidated Statements of Cash Flows for the
  years ended December 31, 1995, December 31, 1994, and
  December 31, 1993                                                         F-6

Consolidated Statement of Shareholders' Equity (Deficit) for the years ended
  December 31, 1995, December 31, 1994, and December 31, 1993 F-8

Notes to Consolidated Financial Statements                                  F-9

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Page America Group, Inc.

     We have audited the accompanying consolidated balance sheets of Page America Group, Inc. and subsidiaries as of December 31, 1995 and December 31, 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Page America Group, Inc. and subsidiaries at December 31, 1995 and December 31, 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Page America Group, Inc. will continue as a going concern. As shown in the financial statements, the Company has incurred a loss of $13 million for the year ended December 31, 1995. Losses from operations in recent years have significantly weakened the Company's financial position and its ability to purchase paging equipment and meet current operating expenses. Further, as discussed in Note A, the Company is in default of its debt agreements under which it has outstanding borrowings of $48 million, including $33 million of borrowings under a credit facility with certain banks which is secured by substantially all of the assets of the Company. Such debt is classified as a current liability and the Company's current liabilities exceeded its assets by $52 million at December 31, 1995. Management's plans in regard to these matters are also described in Note A.

The matters referred to in the preceding paragraph raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classifications of liabilities that may result from the outcome of this uncertainty.



                                           Ernst & Young LLP

Hackensack, New Jersey
March 15, 1996

                    Page America Group, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                ($ In Thousands)


                                                                                         December 31,
                                                                                     1995            1994
                                                                               -------------       --------
     ASSETS

  Cash and cash equivalents                                                      $    751              $ 1,128
  Accounts receivable, net of allowance for doubtful
    accounts of $277 and $439                                                       1,017                1,665
  Prepaid expenses and other current assets                                           944                  503
                                                                                 ---------            --------
     Total current assets                                                           2,712                3,296

EQUIPMENT, less accumulated depreciation and amortization                           6,662               10,924

OTHER ASSETS
  Certificates of authority, net of accumulated
    amortization of $3,216 and $3,044                                              20,968               31,788
  Customer lists, net of accumulated amortization
    of $7,992 and $8,486                                                            3,776                8,625
  Other intangibles, net of accumulated amortization
    of $3,676 and $2,940                                                            8,945               12,595
  Deferred financing costs, net                                                        32                1,924
  Deposits and other non-current assets                                               908                1,077
                                                                                ----------            --------
                                                                                   34,629               56,009
                                                                                 ---------            --------

                                                                                 $ 44,003              $70,229
                                                                                 =========             =======


     The accompanying notes are an integral part of these statements.

                    Page America Group, Inc. and Subsidiaries

                       ($ In Thousands, except share data)


                                                                                           December 31,
                                                                                      1995                1994
                                                                                 ------------        --------
     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Current maturities of long-term debt                                            $  48,666             $  1,068
  Accounts payable                                                                    1,982                4,819
  Accrued expenses and other liabilities                                              1,535                3,433
  Preferred dividends payable                                                         1,432                1,444
  Customer deposits                                                                     299                  544
  Deferred revenue                                                                    1,242                1,529
                                                                                   ---------            --------
    Total current liabilities                                                        55,156               12,837

LONG-TERM DEBT, less current maturities                                                  69               56,953

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)

     Series One Convertible Preferred Stock, 10% cumulative, $.01 par value, authorized 310,000 shares; issued and outstanding-- 286,361 and 288,881 shares;
liquidation value--$105 and $100 per share 30,068 28,888 Common stock--$.10 par value, authorized--100,000,000 shares; issued and outstanding 8,052,305 and 7,101,868 shares 805 710 Paid-in capital 52,850 49,830 Accumulated deficit
(94,945) (78,989) --------- --------

                                                                                    (11,222)                 439
                                                                                   ---------             -------

                                                                                   $ 44,003              $70,229
                                                                                   =========             =======

     The accompanying notes are an integral part of these statements.

                    Page America Group, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ($ In Thousands, except per share data)


                            Years Ended December 31,
                                                            1995                 1994                 1993
                                                     ----------------     ----------------     -----------

Service revenues                                            $26,415              $32,693               $26,609
Sales revenues                                                2,692                4,565                 3,648
                                                            --------             --------              -------
   Total revenues                                            29,107               37,258                30,257
Operating expenses:
 Cost of service                                              2,640                2,943                 1,841
 Cost of sales                                                1,723                2,766                 2,412
 Selling                                                      6,066                6,842                 4,879
 General and administrative                                   8,923               10,653                 8,688
 Technical                                                    4,262                4,685                 3,343
 Depreciation                                                 5,235                6,370                 6,868
 Amortization and write-off of
  intangibles                                                 3,350                4,447                 2,925
                                                            --------              -------               ------
                                                             32,199               38,706                30,956
                                                            --------              -------               ------
   Operating loss                                            (3,092)              (1,448)                 (699)
Interest expense                                             (6,263)              (5,102)               (4,032)
Other income (expenses)
 Gain (loss) on disposal of assets                             (657)                 371                   (53)
 Amortization and write-off
  of deferred costs                                          (2,688)                (437)               (1,078)
 Other                                                         (393)                (412)                 (683)
                                                            --------              -------                ------
                                                             (3,738)                (478)               (1,814)
                                                            --------              -------               -------
Net loss                                                    (13,093)              (7,028)               (6,545)

Preferred stock dividend requirements                        (2,863)              (3,023)               (3,268)
                                                           ---------            ---------              --------
Net loss applicable to common stock                        $(15,956)            $(10,051)              $(9,813)
                                                           =========            =========              ========

Loss per common share                                        $(2.01)              $(1.55)               $(2.55)
                                                             =======              =======               =======

Weighted average number of shares
  outstanding                                             7,936,410            6,463,889             3,847,185
                                                          ==========           ==========            =========

     The accompanying notes are an integral part of these statements.



                    Page America Group, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ In Thousands)
                Increase (Decrease) in Cash and Cash Equivalents

                                                                 Years Ended December 31,
                                                               1995                    1994                 1993
                                                          --------------           ----------            -------
  Cash flows from operating activities:
   Cash received from customers                                $28,949              $36,958               $29,610
   Cash paid to suppliers and employees                        (22,269)             (23,913)              (17,569)
   Interest paid                                                (4,556)              (4,389)               (3,972)

   Other                                                           (60)                 (54)                  (41)
                                                              ---------            ---------            ----------
    Net cash provided by operating
     activities                                                  2,064                8,602                 8,028
  Cash flows from investing activities:
   Capital expenditures                                         (5,938)              (8,016)               (6,886)
   Licensing costs                                                (206)              (1,016)                 (364)
   Acquisitions and related liabilities                            --                  (265)              (13,108)
   Net proceeds from disposal of assets                         17,473                  416                    46
                                                               --------             --------            ---------
    Net cash provided by (used in) investing
     activities                                                 11,329               (8,881)              (20,312)
  Cash flows from financing activities:
   Proceeds from issuance of debt                                  116                  --                 59,757
   Net proceeds from issuance of Series One
    Preferred Stock                                                --                   --                  7,752
   Common Stock issued to employee stock
    purchase plan                                                  --                   --                     26
   Net proceeds from issuance of common stock                      --                   --                  3,601
    Principal payments on debt                                 (13,077)                (919)              (51,984)
   Costs related to financing of debt                             (741)                (177)               (3,802)
   Costs related to issuance of common stock                       (68)                 (39)                 --
   Costs related to issuance of Series One
    Preferred Stock                                                --                  (370)                 --
   Costs related to 1992 terminated
    registration statement                                         --                   --                    (45)
   Costs related to 1992 note repurchase                           --                   --                   (275)
                                                             ----------           ----------            ----------
    Net cash (used in) provided by
     financing activities                                      (13,770)              (1,505)               15,030
  Net (decrease) increase in cash and
     cash equivalents                                             (377)              (1,784)                2,746
  Cash and cash equivalents at beginning of period               1,128                2,912                   166
                                                               --------            ---------            ---------
  Cash and cash equivalents at end of period                    $  751             $  1,128              $  2,912
                                                               ========            =========             ========

     The accompanying notes are an integral part of these statements.


                    Page America Group, Inc. and Subsidiaries

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                ($ In Thousands)

     Reconciliation of net loss to net cash provided by operating activities:

                                                              Years Ended December 31,
                                                             1995                  1994                1993
                                                          ---------              --------            ------

Net loss                                                  $(13,093)             $(7,028)             $(6,545)
Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
  Depreciation and amortization                              9,690               11,254               10,193
  Net book value of pagers sold                              1,596                2,731                2,352
  Write-off of deferred financing costs                      1,584                 --                    677
  Provision for losses on accounts
    receivable                                                 710                1,703                1,130
  Provision for lost pagers                                    249                  342                  688
    Loss (gain) on disposal of assets                          657                 (371)                  54
  Issuance of promissory notes
   to satisfy interest on
   subordinated debt                                         1,950                   -                     -
  Other                                                        578                  204                   54
  Change in assets and liabilities:
    Increase in accounts receivable                           (158)                (300)                (647)
    Decrease (increase) in prepaid expenses
       and other                                               279                 (245)                 174
    (Decrease) increase in accounts payable                 (1,759)                  83                 (392)
    (Decrease) increase in accrued expenses                   (219)                 229                  290
                                                          ---------            ---------            --------
     Total adjustments                                      15,157               15,630               14,573
                                                           --------             --------             -------
Net cash provided by operating activities                  $ 2,064              $ 8,602              $ 8,028
                                                           ========             ========             =======



Supplemental schedule of noncash investing and financing activities:

Dividends accrued on preferred stock                        $ 1,432             $ 1,444              $ 3,071
Dividends added to the liquidation
  value of Preferred Stock                                    1,432                --                   --
Notes issued in connection with acquisitions                   --                  --                    250
Common stock issued:
  In connection with acquisitions                             1,470                --                  5,425
  To employee stock purchase plan                                16                 130                   32
Dividend payment on preferred stock                           1,445               1,527                 --
Common Stock adjustment relating to
  Crico asset acquisition                                       --                1,471                 --
Capital expenditures in accounts payable
  and accrued expenses                                           94               1,367                  160
Capital expenditures financed                                  1,287                --                 1,512


     The accompanying notes are an integral part of these statements.



                    Page America Group, Inc. and Subsidiaries
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                ($ In Thousands)

                                            Series One             Series C                         Paid-in
                                            Preferred Stock    Preferred Stock    Common Stock     Capital  Accumulated
                                           Shares     Amount    Shares    Amount   Shares  Amount   Amount   Deficit     Total
                                         ---------- ----------  -------   ------- ------- -------  ---------  -------    -----


Balance at January 1, 1993                                     131,742  $1,834  3,828,434   $383   $35,746  $(59,365) $(21,402)
Conversion of Preferred Stock                                     (263)     (3)       263      0         3                  0
Issuance of Common Stock
  In connection with acquisition                                                1,240,000    124     5,301               5,425
  In connection with Subordinated Notes                                           915,625     92     3,571               3,663
  To employee stock purchase plan and trust                                        15,000      1        57                  58
Issuance of warrants in connection
  with subordinated debt                                                                               867                 867
Preferred Stock exchange                    229,978   $22,998                                           320             23,318
Repayment of Related Party receivable
  and cancellation of certificates            (4,210)     (421)                                                           (421)
Sale of Preferred Stock Series One            80,000     8,000                                                           8,000
Expenses related to Preferred and
  Common Stock issuance                                                                                 (796)             (796)
Dividends declared on Preferred Stock                                                                           (3,070) (3,070)
Net loss                                                                                                        (6,545) (6,545)
                                            -------  ---------  -------- -------- --------  -----    -------   -------   ------
Balance at December 31, 1993                305,768    30,577    131,479  1,831  5,999,322    600     45,069   (68,980)  9,097
Issuance of Common Stock:
  To employee stock purchase plan and trust                                         33,548      3        127               130
  For dividends on Preferred Stock-Series One                                      406,220     40      1,487             1,527
  Purchase price adjustment related
  to an acquisition                                                                (38,000)     (4)     (163)             (167)
Conversion of Preferred Stock               (16,887)   (1,689)   (18,970)  (264)   394,197      40     1,913                 0
Preferred Stock-Series C Exchange                               (112,509)(1,567)   306,581      31     1,536                 0
Expenses related to issuance of Common Stock
 and referred Stock-Series One                                                                          (139)             (139)
Dividends declared on Preferred Stock                                                                 (2,981)           (2,981)
Net loss                                                                                              (7,028)           (7,028)
                                          ---------- --------   -------  -------  ---------  -----   -------  --------- --------
Balance at December 31, 1994               288,881    28,888                     7,101,868     710    49,830  (78,989)     439
Issuance of Common Stock:
  To employee stock purchase plan and trust                                         20,912       2        14                16
  For dividends on Preferred Stock-Series One                                      437,629      44     1,401             1,445
  Purchase price adjustment related
  to an acquisition                                                                435,903      43     1,427             1,470
Conversion of Preferred Stock              (2,520)     (252)                        55,993       6       246                 0
Dividends added to the liquidation
 value of Preferred Stock                             1,432                                                              1,432
Expenses related to issuance of Common Stock                                                             (68)              (68)
Dividends declared on Preferred Stock                                                                 (2,863)           (2,863)
Net loss                                                                                             (13,093)          (13,093)
                                        --------    --------    -------- -------  ---------   ----  --------  ---------- --------
Balance at December 31, 1995            286,361     $30,068           0       $0  8,052,305   $805   $52,850  $(94,945) ($11,222)
                                       ========     ========   ========= ======= ==========   ====   =======   ========== =========

     The accompanying notes are an integral part of this statement.

                    Page America Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description of Business--The Company is a radio paging company which markets and provides over-the-air messaging information, products and services in the New York and Chicago metropolitan area markets through facilities which it owns and operates as a radio common carrier ("RCC") under licenses from the Federal Communications Commission. The Company's diversified customer base provides for a lack of concentration of credit risk.

         Basis of Presentation--Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

         Principles of Consolidation--The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

         Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Cash and Cash Equivalents--The Company considers all highly liquid debt instruments purchased with a maturity of three months or less, at date of acquisition, to be cash equivalents.

         Equipment--Equipment is stated at cost less accumulated depreciation and amortization and includes pagers held for sale or lease. Depreciation is computed by the declining balance method for pager equipment and the straight-line method for all other equipment in amounts sufficient to allocate the cost of depreciable assets to operations over their estimated useful lives. Leasehold improvements are amortized over the shorter of the life of the respective lease or service life of the improvement. Cost of sales and service does not include depreciation expense, which is presented separately in the accompanying statements of operations.

         Certificates of Authority--The costs of certificates of authority related to the conduct of RCC operations are amortized on a straight-line basis principally over periods of 40 years.

         Customer Lists--Customer lists generally consist of a portion of the cost of business acquisitions assigned to the value of customer accounts and are amortized on a straight-line basis over the estimated lives of those customers which range up to fourteen years.

         Other Intangibles--Other intangibles include the excess of the purchase price over the fair market value of the net assets acquired and are amortized on a straight-line basis principally over 40 year periods. The Company routinely evaluates the carrying value of all of its intangibles for impairment.

         Interest Rate Protection--On December 30, 1993, the Company entered into a new senior credit facility with certain banks. On February 15, 1994, the Company entered into an interest rate cap agreement which protects the Company against increases in interest rates on $25 million of this debt. The unamortized cost of this agreement is included in prepaid expenses in the consolidated balance sheet and is being amortized over the three year life of the agreement. The fair value of the instrument, as further described in Note E, was based upon a quote from an independent financial institution.

        Loss Per Share--Loss per share is computed based upon the weighted average number of common shares outstanding during the periods presented and is computed after giving effect to preferred stock dividend requirements. Stock options, warrants and the assumed conversion of the convertible preferred stock have not been included in the calculation, since their inclusion would not be dilutive for each of the periods presented.

     Net Losses and Management's Plans--The accompanying financial statements have been prepared on a going concern basis. The Company, since its inception, has experienced a deficiency in working capital and recurring losses. In 1995, as a result of non-compliance by the Company with certain covenants of its credit facility, the terms were modified to accelerate the final maturity to December 29, 1995, and the subordinated notes were modified to provide for a final maturity of six months thereafter. The credit facility was not repaid at maturity causing the credit facility and the subordinated notes to be in default (see Note E). Such debt is classified as a current liability and the Company's current liabilities exceeded its current assets by $52.4 million at December 31, 1995. The Company intends to pay the balance due under the credit facility and the subordinated notes in 1996 from cash generated by the sale of its assets. Alternatively, the Company intends to complete a refinancing which repays the balance due under the credit facility and amends and extends the subordinated notes. The successful completion of one of these efforts is essential as the Company has no other immediate plans that will provide sufficient cash flows to satisfy its obligations. There can be no assurance that the Company will have sufficient funds to finance its operations, which continue to show losses, through the year ending December 31, 1996.

         All of these matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classifications of liabilities that may result from the outcome of this uncertainty.

NOTE B--SALE OF FLORIDA AND CALIFORNIA OPERATIONS

     On July 28, 1995, the Company sold its California and Florida paging assets for a cash sale price of $19.4 million. One million dollars of the sale price is being held in escrow and is scheduled to be released to the Company over a two year period, as provided for in the agreement. Part of the proceeds was used to reduce the Company's senior debt by $11.8 million and to prepay interest of $1.2 million through December 29, 1995. In connection with this sale, the Company incurred expenses amounting to approximately $1.0 million. This sale included approximately 78,000 pagers, two statewide and several regional frequencies. The assets sold had a net book value of approximately $19.1 million and consisted of the assets which the Company acquired from Crico Communications Corporation ("Crico") on December 30, 1993 and the 900 Mhz channel which is licensed to provide state-wide coverage in California which the Company acquired in 1994 for a purchase price of $500,000. The purchase price paid by the Company for the Crico assets consisted of $12,650,000 in cash paid to Crico's lenders, the issuance of an aggregate of 1,435,903 shares of Common Stock to Crico's lenders and the issuance of 240,000 shares of Common Stock and warrants to purchase 130,000 shares of Common Stock at an exercise price of $5.00 per share to a company related to certain shareholders of Crico. As a result of the sale, the Company incurred a loss of approximately $718,000.

NOTE C--1993 REFINANCING AND ACQUISITION FINANCING

         On December 30, 1993, contemporaneous with the Crico acquisition, the following occurred:

Credit Facility

         The Company entered into a new senior secured credit facility, replacing the Company's then existing credit facility. The new agreement provided for an $11.27 million reducing revolving credit and a $45 million term loan facility, each with a final maturity of March 31, 2000. In connection with this transaction, the Company wrote off $677,400 of deferred financing costs related to the retired credit facility. The terms of this credit facility were subsequently modified. See Note E.

Subordinated Note Financing

         The Company sold $13 million aggregate principal amount of 12 percent Subordinated Notes originally due 2003. Payments on the Subordinated Notes initially were to be interest only with mandatory principal payments of $1.3 million due semi-annually beginning on June 30, 1999. The terms of these notes were subsequently modified. See Note E.

         In connection with the issuance of the notes, the Company also issued warrants to purchase an aggregate of 1,155,556 shares of Common Stock, at a purchase price of $3.50 per share. The warrants expire ten years from issuance. The Company may accelerate the expiration of the warrants at any time after December 31, 1996 if the average closing price of the Common Stock for both the 60 day and the five day periods preceding the notice date was equal to or greater than 150 percent of the warrant exercise price. The holders will be entitled to anti-dilution protection under certain circumstances. If a change of control of the Company occurs at less than a 25 percent premium over the exercise price, the warrant holders will have the right to cause the Company to pay to them the difference between the exercise price and 125 percent of the exercise price; provided, however, the warrants must be exercised.

Preferred and Common Stock Issuance

         The Company sold $8 million of a new series of Series One Convertible Preferred Stock (See Note G). As part of this transaction, the Company also sold 500,000 shares of Common Stock at a price of $4.00 per share. The Series One Convertible Preferred Stock has a 10 percent dividend, payable semi-annually in arrears and is convertible into Common Stock at $4.50 per share, subject to certain anti-dilution provisions. Payment of dividends may be made in cash or in Common Stock of the Company registered under the Securities Act of 1933. Any dividend payments not made when permitted under the Credit Facility and the Subordinated Note Financing will result in, among other things, an increase in the dividend rate to 15 percent per annum and entitle holders of the majority of the Series One Convertible Preferred Stock to elect an additional representative to the Board of Directors of the Company. Holders of the Series One Convertible Preferred Stock were originally entitled to a preference in liquidation of $100 per share plus any accrued but unpaid dividends. In 1995 the holders of the Series One Convertible Preferred Stock waived their rights to receive the dividend payment of $1,432,000 due on June 30, 1995. In exchange, this amount was added to the liquidation value of the shares thereby increasing the liquidation value to $105 per share. The Company may redeem the Series One Convertible Preferred Stock if the average closing price of the Common Stock for both the preceding 60 day and five day periods has equalled or exceeded 150 percent of the conversion price. After December 31, 2000, the Series One Convertible Preferred Stock may be redeemed at par, plus accrued dividends. If the Company calls the Series One Convertible Preferred Stock for redemption, the holders may convert to shares of Common Stock. Upon any redemption, accrued dividends must be paid by the Company in cash. Upon conversion of the Series One Convertible Preferred Stock, the Company will have the option to pay accrued dividends by issuing additional shares of its Common Stock. Holders of the Series One Convertible Preferred Stock will be entitled to vote as if their shares of Series One Convertible Preferred Stock were converted into shares of Common Stock. Holders of a majority of the Series One Convertible Preferred Stock, as a class, will be entitled to elect two representatives to the Board of Directors. If a change in control in the Company occurs, the holders of Series One Convertible Preferred Stock will have the right to cause the Company to repurchase such stock at the liquidation value, plus accrued dividends. The Company has registered for resale under the Securities Act of 1933 the Series One Convertible Preferred Stock, Common Stock issued in payment of dividends and the Common Stock issuable upon conversion of the Series One Convertible Preferred Stock. The Company also registered the warrants issued on December 30, 1993 and shares of Common Stock issuable upon exercise thereof.

Preferred Stock Exchange

         The Company also issued $23 million of Series One Preferred Stock in exchange for (i) all outstanding shares of Series A Preferred Stock, Series A-2 Preferred Stock and Series B Preferred Stock (which were reflected outside of shareholders' equity due to redemption provisions); (ii) warrants to purchase 1,276,289 shares of Common Stock having an exercise price of $6.761 per share and (iii) $8,065,960 of dividends accrued through December 31, 1993 on the exchanged preferred stock. As the result of the exchange, all the outstanding Series A, Series A-2 and Series B Preferred Stock were canceled and provisions relating to change in control and rights to terminate were terminated. The terms of the exchange were negotiated between independent members of the Board of Directors of the Company and the holders of the preferred stock.

NOTE D--BALANCE SHEET CLASSIFICATIONS ($ In Thousands)

         Prepaid expenses and other current assets comprise the following:


                                                                           December 31,
                                                                   1995                 1994
                                                                   ----                 ----

         Escrow amount for the
         sale of Florida and California assets                   $502                   $0
         Receivable from a reseller                                0                   152
         Other current assets                                     442                  351
                                                                  ----                ----
                                                                 $944                 $503
                                                                 ====                 ====

         Equipment consists of the following:

                                                                         December 31,
                                                                 1995                 1994
                                                                ------               ------
         Pagers                                                 $8,164              $12,542
         Radio common carrier equipment                         12,914               14,683
         Office equipment                                        3,946               4,002
         Leasehold improvements                                    614                  544
         Building and land                                          64                  100
                                                              --------             --------
                                                                25,702               31,871
         Less accumulated depreciation and
           amortization                                        (19,040)             (20,947)
                                                               --------             --------
                                                                $6,662              $10,924
                                                               ========             =======


         Accrued expenses and other liabilities comprise the following:

                                                                        December 31,
                                                                  1995                 1994
                                                                  ----                 ----
         Interest                                                 $101                 $837
         Taxes                                                     818                  651
         Salaries and bonuses                                      366                  267
         Professional services                                      95                   14
         Crico acquisition contingent payment                                         1,471
         Other                                                     155                  193
                                                               -------              -------
                                                                $1,535               $3,433
                                                                ======               ======


NOTE E--LONG-TERM DEBT

         Long-term debt is as follows:

                                                         December 31,                  December 31,
                                                             1995                          1994
                                                    -----------------               -----------
                                                       $ In Thousands                $ In Thousands

         Bank credit facility                                 $33,200                       $45,000
         Subordinated notes (including
           deferred interest)                                  14,667                        12,245
         Other                                                    868                           776
                                                              -------                       -------
                                                               48,735                        58,021

         Less current maturities                               48,666                         1,068
                                                              -------                      --------
                                                             $     69                       $56,953
                                                            =========                       =======

         On December 30, 1993, the Company entered into a senior secured credit facility with certain banks. The bank credit facility ("Credit Facility"), replacing the Company's then existing credit facility, provided for an $11.27 million reducing revolving credit line and a $45 million term loan facility, each with an original final maturity of March 31, 2000. The interest rate is based either on prime or LIBOR, at the option of the Company, with further adjustment depending on the Company's ratio of total debt to operating cash flow, as defined. Due to the existence of a default at December 31, 1995, the interest rate was based on prime plus the aforementioned adjustment. At December 31, 1995, the interest rate was prime of 8.5 percent plus 1.75 percent. At closing, the Company paid a fee to the Banks in the amount of $951,550. The Company was also required to pay the Banks a commitment fee of
0.5 percent on the unused balance of the revolving credit facility and annual fees of $55,000. The Company canceled its revolving credit facility effective November 29, 1994. Payments on the Credit Facility initially were to be interest only with mandatory principal payments due quarterly beginning on September 30, 1995.

           On July 28,1995, concurrent with the sale of the Company's Florida and California paging assets, the Credit Facility was amended. Among other things, the amendment provided for an acceleration of the final maturity to December 29, 1995 and modified the financial covenants so that the Company would no longer be in default as of the amendment date. The Company used the net proceeds from the sale of its Florida and California operations to reduce the debt by $11.8 million and prepay interest at the LIBOR rate from August 1, 1995 through December 29, 1995. In its third fiscal quarter, the Company recorded a charge of approximately $1.8 million related to the amended agreement which includes the write-down of deferred financing costs of approximately $1.1 million. The Credit Facility has not been repaid and the lenders have declared the Company in default. The Credit Facility is secured by substantially all the assets of the Company.

         On December 30, 1993 the Company sold $13 million aggregate principal amount of 12 percent Subordinated Notes originally due 2003, with warrants, pursuant to a Note Purchase Agreement. Payments on the Subordinated Notes initially were to be interest only with mandatory principal payments of $1.3 million due semi-annually beginning on June 30, 1999. All payments on the notes are subordinated to the prior payment in full of all amounts outstanding under the Credit Facility. The notes are governed by certain financial covenants. In July, 1994, the Company exchanged the notes for identical notes which were registered under the Securities Act of 1933.

         On July 28, 1995, the subordinated notes were modified to provide for a final maturity of six months subsequent to the final maturity of the Credit Facility and to defer the cash payment of interest until maturity. As a result of the default under the Credit Facility, the Company is in default of the subordinated notes. Commencing January 1, 1995, interest is increased from 12 to 15 percent per annum, compounded semi-annually and is satisfied by the issuance of additional promissory notes with terms substantially identical to the subordinated notes, as amended. In 1995 the Company recorded a charge of approximately $500,000 related to the modified agreement, which includes the write-down of deferred financing costs of approximately $479,000. If a change in control of the Company occurs, the note holders will have the right to require the Company to repurchase the notes at par plus accrued interest.

         On February 15, 1994, in accordance with the terms of the Credit Facility, the Company entered into an interest rate cap agreement for which the Company paid $65,000. This agreement protects the amount of $25 million against LIBOR rates in excess of 7.5 percent and expires in February of 1997. There was no impact on the weighted average borrowing rate or the reported interest expense during 1994 and 1995 as the LIBOR rate did not exceed 7.5 percent. The estimated fair value of this instrument at December 31, 1995 and March 31, 1995 was $0 and $137,000, respectively. The net carrying value of the instrument at December 31, 1995 was $24,000.

NOTE F--CUMULATIVE SERIES C PREFERRED STOCK EXCHANGE

         On March 7, 1994, the Company offered the holders of its Cumulative Series C Preferred Stock to exchange each share of such stock, and undeclared dividends thereon, for 2.725 shares of common stock. The holders of 112,509 shares of Series C elected to accept this offer. Accordingly, 306,581 shares of Common Stock of the Company were issued in exchange for those shares of Series C and the holders' right to $970,400 of associated undeclared dividends. In accordance with the original terms, on September 12, 1994, the remaining shares outstanding were mandatorily converted to shares of Common Stock of the Company and accrued dividends of $17,500 were paid.

NOTE G--SHAREHOLDERS' EQUITY

         Series One Convertible Preferred Stock--Series One Convertible Preferred Stock has a 10 percent dividend, payable semi-annually in arrears and is convertible into Common Stock at an initial price of $4.50 per share, subject to certain anti-dilution provisions. Payment of dividends may be made in cash or in Common Stock of the Company. On August 11, 1994 and March 8, 1995, the Company issued 406,220 shares and 437,629 shares of its Common Stock, respectively, to the holders of Series One Convertible Preferred Stock, as full payment of dividends for the year ended December 31, 1994. On June 30, 1995, the Preferred shareholders waived their rights to receive the dividend payment of $1,432,000 due on the same date. In exchange, this amount was added to the liquidation value of the shares. As of December 31, 1995, accrued dividends aggregated $1,432,000. It is anticipated that such dividends will be paid by the issuance of approximately 7,900,000 shares of the Company's Common Stock. See Note C.

          Common Stock Reserved For Issuance--As of December 31, 1995, unissued Common Stock of the Company was reserved for issuance in accordance with the terms of outstanding warrants (1,511,238), stock options (251,700), convertible preferred stock (6,363,578) and preferred stock dividends (7,900,000).

         Stock Options--The Company's 1983 Stock Option Plan, as amended, provides for the granting of options to purchase an aggregate of 235,000 shares of the Company's Common Stock to key employees. The option prices cannot be less than the fair market value of Common Stock at dates of grant. Options may not be exercised until specified time restrictions have lapsed and option periods cannot exceed five years. In August, 1995, 100,000 options held by the former President of the Company were canceled. No more options may be granted under this plan.

         The Company's 1990 Stock Option Plan provides for the grant by the Company of options to purchase not more than 555,000 shares of Common Stock to key employees and directors. The exercise price per share is the fair market value of a share of Common Stock for options granted after December 29, 1992, and the greater of (i) the fair market value of a share of Common Stock or (ii) $7.00, for options granted on or before December 29, 1992. Options to be granted under the 1990 Stock Option Plan may not be exercised prior to one year from the date of grant and options may be exercised 20 percent per year thereafter. Exercise of such options will be accelerated if the Company is sold, a change in control occurs or as the Compensation Committee of the Board of Directors deems appropriate. In August, 1995, 252,508 options held by the former President of the Company were canceled. In October, 1995, 150,000 and 75,000 options were granted to the President and the Chief Financial Officer of the Company, respectively. These options have an exercise price of $.75 per share and will expire in October, 2002.

         The following summarizes the changes in stock options:

                                                            Number of         Option price
                                                             shares           per share
         Outstanding at December 31, 1992
           (183,597 exercisable)                             576,967            4.40-7.38
         Granted                                             252,508                 4.63
         Canceled                                           (413,774)           4.40-7.38
         Expired                                              (9,243)                4.40
                                                             --------
         Outstanding at December 31, 1993
           (198,575 exercisable)                             406,458            4.63-7.38
         Canceled                                            (11,750)           7.00-7.38
         Outstanding at December 31, 1994
           (278,566 exercisable)                             394,708            4.63-7.38
         Granted                                             225,000                  .75
         Canceled                                           (368,008)           4.63-7.38
                                                            ---------
         Outstanding at December 31, 1995
           (22,450 exercisable)                              251,700             .75-7.38
                                                            ==========

         The stock options outstanding at December 31, 1995 expire at various dates through October, 2002. As of December 31, 1995 and December 31, 1994, 308,300 and 266,292 options were available for grant, respectively.

NOTE H--INCOME TAXES

         The Tax Reform Act of 1986 enacted a complex set of rules limiting the utilization of net operating loss and tax credit carryforwards to offset future taxable income following a corporate "ownership change". In general, an ownership change occurs if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed ownership) by one or more "5 percent shareholders" has increased by more than 50 percentage points over the lowest percentage of such stock owned by those persons during a three year testing period. If an ownership change occurs it would limit the utilization of the net operating loss carryforwards for federal income tax purposes. The Company has determined that there has been an ownership change as of December 31, 1993. As of December 31, 1995, the Company had net operating losses of approximately $71.5 million for federal income tax purposes which will expire at various dates between 1998 and 2010. $52.6 million of the total net operating losses of $71.5 million are subject to the aforementioned limitations. In addition, the Company has investment tax credit carryforwards of approximately $670,000 which expire principally in 1997 through 2000, which are also subject to limitation.

         The effects of temporary differences that gave rise to deferred tax assets and liabilities are as follows:


                                                December 31, 1995                December 31, 1994
                                                Current    Long-Term      CurrentLong-Term
                                                     (In Thousands)                 (In Thousands)
Deferred tax assets:
 FCC License amortization                                   $110                                -
 Depreciation                                                 -                               $590
 Allowance for bad debts                        $13                              $68
 Commission expense                                        1,425                             1,502
Investment tax credit carryforwards                          670                               670
Net operating loss carryforwards                          27,362                            22,278
Other                                                        256                               392
                                              ------    ---------              ------     --------
    Total deferred tax assets                    13       29,823                  68        25,432
  Less: Valuation allowance                     (13)     (29,699)                (68)      (25,329)
                                               -----     --------               -----      --------
    Net deferred tax assets                                  124                               103
Deferred tax liabilities:
 Depreciation                                                124                                -
 FCC license amortization                                     -                                 88
 Other                                                        -                                 15
                                              ------  -----------              ------     --------
    Total deferred tax liabilities                           124                               103
                                              ------    ---------              ------      -------
Net deferred tax asset/liability                 $0           $0                  $0            $0
                                               =====   ==========               =====     ========

         The Company's valuation allowance increased by approximately $4,315 to $29,712 as of December 31, 1995 due principally to the increase in the net operating losses.

        The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense is:

                                                                    Year Ended December 31,
                                                                  1995          1994            1993
                                                                         (In Thousands)


Tax (benefit) at U.S. statutory rates                      ($4,429)          ($2,390)         ($2,225)

State income taxes, net of federal
benefit                                                       (487)             (195)            (134)

Valuation allowance                                          4,315             3,014            2,121

Other                                                          601              (429)             238
                                                          ---------         ---------        --------

                                                                $0                $0               $0
                                                          =========         =========        ========


NOTE I--CONTINGENCIES

          The Company is involved in various lawsuits and proceedings arising in the normal course of business. In the opinion of management of the Company, the ultimate outcome of these lawsuits and proceedings will not have a material effect on the results of operations, financial position or cash flows of the Company.

NOTE J--RELATED PARTY TRANSACTIONS

          A company (the "Related Company") whose president is a Director of the Company acted as a placement agent in connection with the sale by the Company of shares of Series One Convertible Preferred Stock and subordinated notes and the entering into of the bank credit facility. As a result, the Related Company received a fee of $532,500 plus reimbursement of its out-of-pocket expenses which was paid in December, 1993.

          The Related Company has been engaged to provide investment banking functions for which it receives an annual fee of $105,000, subject to cost of living adjustments. This agreement will terminate if the Related Company ceases to control a majority of the Series One Convertible Preferred Stock (or Common Stock issued upon conversion thereof) or owns less than 20% of the Company's fully diluted shares of Common Stock. At December 31, 1995, investment banking fees accrued but unpaid were $151,000.

          In 1993 the Related Company repaid $421,000 of indebtedness owed to the Company by surrendering for cancellation 4,210 shares of Series One Convertible Preferred Stock which had a value of $100 per share.

NOTE K--RENTALS

          Rental expense for the fiscal years 1995, 1994 and 1993 was approximately $3,062,000, $3,236,000, and $2,353,000 respectively.

          Future minimum annual payments under non-cancelable operating leases for office space and transmitter sites, as of December 31, 1995, are as follows:

                                     Amount
                                 (In Thousands)

                 1996                                  $1,145
                 1997                                     823
                 1998                                     664
                 1999                                     546
                 2000                                     432
                 Thereafter                             1,576
                                                    ---------
                                                       $5,186


         Certain leases are subject to increases in taxes, operating and other expenses.

NOTE L--EMPLOYEE BENEFIT PLAN

         The Company has a 401(K) plan covering substantially all of its employees. All employees who have completed ninety days of service are eligible to participate. Employees may contribute 1% to 4% of compensation to the plan on an after-tax basis and also defer additional amounts of compensation in 1% increments on a pre-tax basis, subject to limits established by the Internal Revenue Code. The Company matches 100% of after-tax and 25% of pre-tax contributions with shares of its common stock. The total cost of the plan amounted to $69,400, $124,800, and $140,700 in 1995, 1994 and 1993,
respectively.


                    Page America Group, Inc. and Subsidiaries

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                ($ In Thousands)


            Column A                        Column B               Column C              Column D                  Column E
         --------------                  -----------           ------------         --------------              ---------
                                   Additions
                                         Balance at--           charged to                                      Balance at
                                         beginning             costs and            Deductions--                 end of
           Description                   of period              expenses              describe                    period


Year ended December 31, 1993
  Allowance for
    doubtful accounts                         $750               $1,130                   $985(a)                     $895
                                              ====               ======                   ====                        ====

Year ended December 31, 1994
  Allowance for
    doubtful accounts                         $895               $1,703                 $2,159(a)                     $439
                                              ====               ======                 ======                        ====

Year ended December 31, 1995
  Allowance for
    doubtful accounts                         $439                 $710                 $  872(a)                     $277
                                              ====                 ====                 ======                        ====



(a)      Accounts written off as uncollectible.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PAGE AMERICA GROUP, INC.


March 28, 1996
                                                   By:/s/ Kathleen C. Parramore
                                                       ------------------------
                                                          Kathleen C. Parramore
                                                          President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                          Title                              Date


/s/ David A. Barry             Chairman of the Board
 David A. Barry                and Chief Executive Officer      March 28, 1996


/s/ Martin Katz                Chief Financial Officer          March 28, 1996
Martin Katz