Form 10-Q
period 1996-03-31
PAGE AMERICA GROUP INC
filed 1996-05-15
CIK 311048

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED MARCH 31, 1996                    COMMISSION FILE NO. 1-10682
- --------------------------------                   ---------------------------


                            PAGE AMERICA GROUP, INC.

             (Exact name of registrant as specified in its charter)


           NEW YORK                                       13-2865787
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)


           125STATE STREET, SUITE 100, HACKENSACK, NEW JERSEY 07601 (Address of principal executive offices) (Zip Code)



Registrant's telephone number, including area code:     (201) 342-6676
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

                                             Yes  X    No


As of April 30, 1996, there were outstanding 8,052,305 shares of Registrant's common stock.


                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ IN THOUSANDS)

                                                                             March 31,              December 31,
                                                                               1996                     1995
                                                                           (Unaudited)
         ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                    $573                   $  751
  Accounts receivable,
    net of allowance for doubtful accounts
    of $285 and $277                                                            852                    1,017
  Prepaid expenses and other current assets                                   1,142                      944
                                                                          ---------                ---------
         Total current assets                                                 2,567                    2,712


EQUIPMENT
  Pagers                                                                      8,067                    8,164
  Radio Common Carrier equipment                                             13,097                   12,914
  Office equipment                                                            3,949                    3,946
  Leasehold improvements                                                        614                      614
  Building and land                                                              64                       64
                                                                         ----------                ---------
                                                                             25,791                   25,702
  Less accumulated depreciation and amortization                            (19,344)                 (19,040)
                                                                           ---------                ---------
                                                                              6,447                    6,662


OTHER ASSETS
  Certificates of authority, net of accumulated
     amortization of $3,367 and $3,216                                       20,816                   20,968
  Customer lists, net of accumulated amortization
     $8,145 and $7,992                                                        3,623                    3,776
  Other intangibles, net of accumulated amortization
     $3,256 and $3,184                                                        8,874                    8,945
  Deferred financing costs, net                                                  16                       32
  Deposits and other non-current assets                                         599                      908
                                                                          ---------                ---------
                                                                             33,928                   34,629
                                                                           --------                 --------

                                                                            $42,942                  $44,003
                                                                           ========                  =======

           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                          March 31,               December 31,
                                                                             1996                     1995
                                                                         (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Current maturities of long-term debt                                    $49,378                  $48,666
   Accounts payable                                                          1,564                    1,982
   Accrued expenses and other liabilities                                    1,834                    1,535
   Preferred dividends payable                                               2,148                    1,432
   Customer deposits                                                           284                      299
   Advance billings                                                          1,466                    1,242
                                                                         ----------               ---------
            Total current liabilities                                       56,674                   55,156


LONG-TERM DEBT, less current maturities                                         61                       69


SHAREHOLDERS' EQUITY (DEFICIT)
    Series One Convertible Preferred Stock, 10% cumulative $.01 par value, authorized--310,000 shares, issued and outstanding -- 286,361 shares, liquidation value --
       $105 per share                                                       30,068                   30,068
    Common stock--$.10 par value, authorized--100,000,000
       shares, issued and outstanding--8,052,305 shares                        805                      805
Paid-in capital                                                             52,850                   52,850
Accumulated Deficit                                                        (97,516)                 (94,945)
                                                                          ---------                ---------
                                                                           (13,793)                 (11,222)
                                                                          ---------                ---------
                                                                          $ 42,942                 $ 44,003
                                                                          =========                ========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS
                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                   March 31,         March 31,
                                                    1996               1995
                                                   ----------       --------
Service revenues                                      $5,285          $7,593
Sales revenues                                           510             807
                                                   ---------      ----------
           Total revenues                              5,795           8,400

Operating expenses:
   Cost of service                                       530             722
   Cost of sales                                         344             475
   Selling                                             1,103           1,675
   General and administrative                          1,772           2,163
   Technical                                             909           1,207
   Depreciation                                          928           1,415
   Amortization of intangibles                           376           1,035
                                                   ----------      ----------
                                                       5,962           8,692
                                                   ----------      ----------
          Operating profit                              (167)           (292)


Interest expense                                      (1,644)         (1,610)

Other expenses:
   Amortization of deferred costs                        (27)           (315)
   Other                                                 (17)           (132)
                                                    ---------      ----------
                                                         (44)           (447)
                                                    ---------      -----------
         Net loss                                     (1,855)         (2,349)

Dividends on preferred stock                            (716)           (716)
                                                   ----------     -----------

Net Loss applicable to common stock                  $(2,571)        $(3,065)
                                                   ==========      ==========

Net loss applicable to common stock, per share         $(.32)          $(.40)
                                                   ==========      ==========

Weighted average number of shares outstanding      8,052,305       7,617,605
                                                   ==========      =========
    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                      DECREASE IN CASH AND CASH EQUIVALENTS

                                                        (Unaudited)
                                                      THREE MONTHS ENDED
                                                   March 31,      March 31,
                                                     1996           1995(A)
                                                  ----------     ----------

Net loss                                           $(1,855)         $(2,349)
Adjustments to net loss:
 Depreciation and amortization                       1,331           2,765
 Net book value of pagers sold                         304             463
 Provision for losses on accounts
   receivable                                          200              (3)
 Provision for lost pagers                              45              67
 Issuance of promissory notes to
   satisfy interest on subordinated debt               487             487
 Other                                                 169             124
 Change in assets and liabilities:
   Decrease in accounts receivable                     156             651
   Decrease (increase) in prepaid expenses
     and other                                          84            (337)
   Decrease in accounts payable                       (351)           (275)
   Increase (decrease) in accrued expenses             288            (694)
                                                    -------       ---------
      Net cash provided by operating activities        858             899
                                                    -------       --------

Cash flows from investing activities:
   Capital expenditures                               (989)         (1,665)
   Licensing costs                                     --             (188)
   Net proceeds from disposal of assets                --                8
                                                    -------      ---------
      Net cash used in investing activities           (989)         (1,845)
                                                    -------       ---------

Cash flows from financing activities:
   Proceeds from issuance of debt                       84             111
   Principal payments on debt                         (128)           (156)
   Costs related to financing of debt                   (3)            (33)
   Cost related to issuance of common stock             --             (13)
                                                   --------       ---------
      Net cash used in financing activities            (47)            (91)
                                                   --------       ---------

Net decrease in cash and cash equivalents             (178)         (1,037)

Cash and cash equivalents at beginning of period       751           1,128
                                                   --------        -------

Cash and cash equivalents at end of period            $573         $    91
                                                   ========        =======

(A) - Reclassified to conform with the current year presentation.

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)



                                                       (Unaudited)
                                                    THREE MONTHS ENDED
                                                  March 31,     March 31,
                                                    1996          1995(A)
                                                 ----------    ----------


Supplemental schedule of noncash investing and financing activities:
Dividends accrued on preferred stock              $   716       $   716
Common stock issued in connection
   with acquisition                                   --          1,471
Dividend payment on preferred stock                   --          1,444
Capital expenditures in accounts payable
   and accrued expenses                               151           955
Capital expenditures financed                         --            546

(A) - Reclassified to conform with the current year presentation.


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                    UNAUDITED

NOTE A - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for all interim periods presented have been made. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1996.

NOTE B - DIVIDENDS ON PREFERRED STOCK

         Series One Convertible Preferred Stock has a 10 percent dividend, payable semi-annually in arrears. Payment of dividends may be made in cash or in Common Stock of the Company. Dividends in arrears aggregated $2,148,000, or $7.50 per preferred share, at March 31, 1996. It is anticipated that accrued dividends at December 31, 1995, which aggregated $1,432,000, will be paid by the issuance of approximately 7,900,000 shares of the Company's Common Stock.

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

NOTE D - SUBSEQUENT EVENTS

         On April 23, 1996, the Company entered into a definitive agreement to sell substantially all of its assets to Metrocall Inc. for approximately $78.5 million, consisting of $55 million in cash and $23.5 million in Metrocall common stock. The number of shares of Metrocall common stock to be received by Page America will be based on the average price of Metrocall common stock during the twenty days preceding the closing. The final purchase price is subject to adjustment based on certain defined operating performance criteria prior to closing. This sale is subject to the approval of the Company's shareholders and regulatory authorities. Following completion of the transaction, which is expected to occur during the latter part of this year, the Company plans to liquidate.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

         On April 26, 1996, the Company's senior secured credit facility with certain banks ("Credit Facility") was modified to provide for a revolving credit loan of $750,000, a waiver of all existing defaults on certain financial and other covenants, the omission of financial covenants effective April 30, 1996 and an extension of the maturity date to the earlier of November 30, 1996 or the completion of the sale of the Company's assets to Metrocall, Inc.

         Due to Page America's inability to comply with all the financial guidelines of the American Stock Exchange ("AMEX") for continued listing, the Company's common stock was removed from the AMEX listing in April, 1996. The AMEX has advised Page America that in view of the sale of its assets, trading in the Company's common stock will not resume on the AMEX.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

              THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995


     TOTAL REVENUES for the quarter ended March 31, 1996 were approximately $2.6 million (31.0 percent) lower than that of the 1995 quarter. The sale of the Company's operations in Florida and California in July, 1995 accounted for $2.0 million of the decrease, In addition, average revenue per subscriber declined as the rates obtained from new subscribers were lower than the rates associated with lost subscribers. Subscriber growth in 1995 and 1996 was limited, as pager purchases were constrained by limited available capital. The Company had 223,000 units in service at March 31, 1996 and 221,000 units at December 31, 1995, an increase of 2,000 units in the first quarter of 1996. The Company's 308,000 units in service at March 31, 1995 showed a decrease of 3,000 units from the 311,000 units at December 31, 1994.

         COST OF SERVICE decreased by $192,000 (26.6 percent) in the three month period in 1996 over the same period in 1995. The decrease was principally due to cost of service associated with the sold operations. COST OF SALES increased from 58.9 percent of sales revenues in the first quarter of 1995 to
67.5 percent in the same period in 1996. This increase in cost of sales as a percent of sales revenues is principally a result of lower selling prices due to competitive pressure.

         SELLING expenses decreased by approximately $572,000 (34.1 percent) in the 1996 quarter as compared to 1995. $390,000 of the decrease was due to selling expenses associated with the sold operations. The Company's remaining operations experienced a decrease of $182,000 primarily due to a reduction in personnel and sales.

         GENERAL AND ADMINISTRATIVE expenses experienced a decrease of $391,000 (18.1 percent) in 1996 as compared to the same period in the prior year. This was principally due to expenses associated with the sold operations, partially offset by an increase in bad debt expense.

         TECHNICAL expenses for the first quarter of 1996 decreased by $298,000 (24.7 percent) when compared with the same period in 1995, principally as a result of the sale of the Florida and California operations.

         DEPRECIATION expense decreased by $487,000 (34.4 percent), $336,000 of which was due to the sale of depreciable assets in Florida and California. The decrease experienced by the Company's existing operations resulted from the lower average price of pagers purchased and the decrease in pagers on lease to customers. AMORTIZATION EXPENSE decreased by $659,000 (63.7 percent) principally due to the elimination of intangible assets related to the Florida and California operations and the write-off, at the end of fiscal year 1995, of certain intangibles related to the Nynex acquisition.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

         INTEREST EXPENSE remained relatively constant for quarter ended March 31, 1996, as compared to the same quarter in 1995.

         OTHER EXPENSES decreased approximately $403,000 (90.2 percent) in 1996, as the first quarter of 1995 included $298,000 of amortization of deferred financing costs related to the senior and subordinated debts. These costs were written down during the third quarter of 1995.

         NET LOSS was $1.9 million (32.0 percent of total revenues) in the quarter ended March 31, 1996, as compared to $2.3 million (28.0 percent of total revenues) in the same quarter of 1995.

         EBITDA (earnings before interest, taxes, depreciation and amortization) in the 1996 quarter was $1.1 million as compared to $2.2 million in the 1995 quarter.

                               FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

         The Company had a working capital deficiency of approximately $54.1 million at March 31, 1996 as compared to a deficiency of approximately $52.4 million at December 31, 1995. The increase in working capital deficiency was primarily due to an increase in accrued interest on subordinated debt of $561,000 and accrued dividends on Series One Convertible Preferred Stock of $716,000.

         On April 23, 1996, Page America entered into a definitive agreement to sell substantially all of its assets to Metrocall, Inc. for a purchase price of approximately $78.5 million which consists of $55 million in cash and $23.5 million in Metrocall common stock. The Company intends to pay the outstanding senior debt of approximately $33 million, the subordinated debt of $13 million and unpaid interest of approximately $2.6 million from cash generated by the sale of its assets.

         On April 26, 1996, the Company's senior secured credit facility with certain banks ("Credit Facility") was modified to provide for a revolving credit loan of $750,000, a waiver of all existing defaults on certain financial and other covenants, the omission of financial covenants effective April 30, 1996 and an extension of the maturity date to the earlier of November 30, 1996 or the completion of the sale of the Company's assets to Metrocall, Inc.

     The Company's operating activities generated $858,000 of cash flow in the first three months of 1996. The Company believes that cash generated from operations and proceeds from the $750,000 loan under the Credit Facility will be sufficient to fund operations through the anticipated date of sale to Metrocall. The Company does not have any material capital expenditure commitments.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

None

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:        May 15, 1996

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