Form 10-Q
period 1996-06-30
PAGE AMERICA GROUP INC
filed 1996-08-14
CIK 311048

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended June 30, 1996                      Commission File No. 1-10682
- -------------------------------                      ---------------------------


                            PAGE AMERICA GROUP, INC.

             (Exact name of registrant as specified in its charter)


           New York                                                  13-2865787
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)



125 State Street, Suite 100, Hackensack, New Jersey                 07601
(Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code:              (201) 342-6676
                                                                 --------------



- ------------------------------------------------------
                                                                   ------------
(Former address, if changed since last report)                     (Zip Code)




Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period of time that the Registrant was required to file such reports), and (2) has been subject to such filings for the past ninety days.

                                Yes  X    No

As of July 31, 1996, there were outstanding 16,037,095 shares of Registrant's common stock.


                    Page America Group, Inc. and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ In Thousands)

                                                                             June 30,               December 31,
                                                                               1996                     1995
                                                                           (Unaudited)
         ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                  $  630                   $  751
  Accounts receivable, net of allowance
    for doubtful accounts of $223 and $277                                      858                    1,017
  Prepaid expenses and other current assets                                   1,291                      944
                                                                             ------                   ------
   Total current assets                                                       2,779                    2,712


EQUIPMENT
  Pagers                                                                      8,144                    8,164
  Radio Common Carrier equipment                                             13,144                   12,914
  Office equipment                                                            3,951                    3,946
  Leasehold improvements                                                        614                      614
  Building and land                                                              64                       64
                                                                          ---------                ---------
                                                                             25,917                   25,702
  Less accumulated depreciation and amortization                           (19,045)                  (19,040)
                                                                          ---------                 ---------
                                                                              6,872                    6,662


OTHER ASSETS
  Certificates of authority, net of accumulated
     amortization of $3,158 and $3,216                                       20,670                   20,968
  Customer lists, net of accumulated amortization
     of $ 8,280 and $7,992                                                    3,489                    3,776
  Other intangibles, net of accumulated amortization
     of $ 3,328 and $3,184                                                    8,801                    8,945
  Deferred financing costs, net                                                  --                       32
  Deposits and other non-current assets                                         707                      908
                                                                          ---------                ---------
                                                                             33,667                   34,629
                                                                          ---------                 --------

                                                                            $43,318                  $44,003
                                                                            =======                  =======



        The accompanying notes are an integral part of these statements.

                    Page America Group, Inc. and Subsidiaries

                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                        (In Thousands, except share data)



                                                                           June 30,               December 31,
                                                                             1996                     1995
                                                                         (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Current maturities of long-term debt                                    $50,331                  $48,666
   Accounts payable                                                          2,090                    1,982
   Accrued expenses and other liabilities                                    2,529                    1,535
   Preferred dividends payable                                               1,432                    1,432
   Customer deposits                                                           276                      299
   Advance billings                                                          1,579                    1,242
                                                                       ------------               ---------
            Total current liabilities                                       58,237                   55,156


LONG-TERM DEBT, less current maturities                                         53                       69


SHAREHOLDERS' EQUITY (DEFICIT)
   Series One Convertible Preferred Stock, 10% cumulative $.01 par value, authorized--310,000 shares, issued and outstanding -- 286,361 shares, liquidation value --
         $105 per share                                                     30,068                   30,068
   Common stock--$.10 par value, authorized--100,000,000
         shares, issued and outstanding--16,037,095 and
         8,052,305 shares                                                    1,604                      805
Paid-in capital                                                             53,501                   52,850
Accumulated Deficit                                                       (100,145)                 (94,945)
                                                                         ----------                ---------
                                                                           (14,972)                 (11,222)
                                                                          ---------                ---------
                                                                          $ 43,318                 $ 44,003
                                                                          =========                ========





        The accompanying notes are an integral part of these statements.


                    Page America Group, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     ($ In Thousands, except per share data)
                                   (Unaudited)

                                                                                        THREE MONTHS ENDED

                                                                               June 30,               June 30,
                                                                                  1996                    1995


Service revenues                                                                $5,214                    $7,408
Sales revenues                                                                     527                       755
                                                                             ---------                 ---------
           Total revenues                                                        5,741                     8,163

Operating expenses:
   Cost of service                                                                 529                       755
   Cost of sales                                                                   368                       409
   Selling                                                                       1,085                     1,614
   General and administrative                                                    1,504                     2,646
   Technical                                                                       886                     1,212
   Depreciation                                                                    986                     1,321
   Amortization of intangibles                                                     358                       897
                                                                             ---------                 ---------
                                                                                 5,716                     8,854
                                                                              --------                  --------
          Operating profit (loss)                                                   25                      (691)


Interest expense                                                                (1,581)                   (1,642)

Other income (expenses):
   Amortization of deferred costs                                                  (28)                      121
   Other                                                                          (329)                      (81)
                                                                             ----------                ----------
                                                                                  (357)                       40
                                                                             ----------                ---------
         Net loss                                                               (1,913)                   (2,293)

Dividends on preferred stock                                                      (716)                   (  716)
                                                                             ----------                ----------
Net Loss applicable to common stock                                            $(2,629)                  $(3,009)
                                                                             ==========                ==========

Net loss applicable to common stock, per share                                   $(.27)                    $(.37)
                                                                             ==========                ==========

Weighted average number of shares outstanding                                9,786,919                 8,031,393
                                                                            ===========                =========



        The accompanying notes are an integral part of these statements.


                    Page America Group, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     ($ In Thousands, except per share data)
                                   (Unaudited)

                                                                                        SIX MONTHS ENDED
                                                                               June 30,               June 30,
                                                                                  1996                    1995
                                                                              -----------             --------


Service revenues                                                               $10,499                   $15,002
Sales revenues                                                                   1,037                     1,562
                                                                             ---------                 ---------
           Total revenues                                                       11,536                    16,564

Operating expenses:
   Cost of service                                                               1,059                     1,477
   Cost of sales                                                                   712                       884
   Selling                                                                       2,188                     3,288
   General and administrative                                                    3,276                     4,808
   Technical                                                                     1,795                     2,420
   Depreciation                                                                  1,913                     2,735
   Amortization of intangibles                                                     734                     1,932
                                                                             ---------                 ---------
                                                                                11,677                    17,544
                                                                             ---------                 ---------
          Operating profit (loss)                                                 (141)                     (980)


Interest expense                                                                (3,225)                   (3,253)

Other expenses:
   Amortization of deferred costs                                                  (56)                     (193)
   Other                                                                          (346)                     (214)
                                                                              ---------                 ---------
                                                                                  (402)                     (407)
                                                                              ---------                 ---------
         Net loss                                                               (3,768)                   (4,640)

Dividends on preferred stock                                                    (1,432)                   (1,432)
                                                                              ---------                 ---------
Net Loss applicable to common stock                                            $(5,200)                  $(6,072)
                                                                             ==========                ==========

Net loss applicable to common stock, per share                                   $(.58)                    $(.78)
                                                                             ==========                ==========

Weighted average number of shares outstanding                                8,919,612                 7,825,642
                                                                             ==========                =========



        The accompanying notes are an integral part of these statements.


                    Page America Group, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                      Decrease in Cash and Cash Equivalents

                                                                                    (Unaudited)
                                                                                 SIX MONTHS ENDED
                                                                         June 30,               June 30,
                                                                           1996                   1995(a)
                                                                        ----------             ----------
Net loss                                                                 $(3,768)                $(4,640)
Adjustments to net loss:
 Depreciation and amortization                                             3,153                   4,860
 Net book value of pagers sold                                               644                     860
 Provision for losses on accounts
   receivable                                                                371                     276
 Provision for lost pagers                                                    90                     137
 Issuance of promissory notes to
   satisfy interest on subordinated debt                                     975                     975
 Other                                                                       319                     243
 Change in assets and liabilities:
   Decrease in accounts receivable                                           101                     106
   Increase in prepaid expenses
     and other                                                                (6)                   (212)
   Decrease in accounts payable                                             (176)                   (398)
   Increase in accrued expenses                                              308                     250
                                                                         --------                -------
      Net cash provided by operating activities                            2,011                   2,457
                                                                         --------                -------

Cash flows from investing activities:
   Capital expenditures                                                   (2,145)                 (2,301)
   Licensing costs                                                            (4)                   (358)
                                                                         --------                -------
      Net cash used in investing activities                               (2,149)                 (2,659)
                                                                         --------                --------

Cash flows from financing activities:
   Proceeds from issuance of debt                                            834                     116
   Principal payments on debt                                               (562)                   (467)
   Costs related to financing of debt                                       (111)                   (208)
   Costs related to sale of assets                                          (144)                     --
   Cost related to issuance of common stock                                   --                       (26)
                                                                        ---------               ---------
      Net cash provided by (used in) financing activities                     17                    (585)
                                                                         --------               ---------

Net decrease in cash and cash equivalents                                   (121)                   (787)

Cash and cash equivalents at beginning of period                             751                   1,128
                                                                        ---------               --------

Cash and cash equivalents at end of period                               $   630                 $   341
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


                    Page America Group, Inc. and Subsidiaries

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In Thousands)



                                                                                     (Unaudited)
                                                                                   SIX MONTHS ENDED
                                                                             June 30,             June 30,
                                                                              1996                 1995(a)
                                                                           ----------           ----------


Supplemental schedule of noncash investing and financing activities:

Dividends accrued on preferred stock                                        $ 1,432              $ 1,432

Common stock issued in connection
   with acquisition                                                             --                 1,471

Dividend payment on preferred stock                                           1,432                1,444

Capital expenditures in accounts payable
   and accrued expenses                                                         592                  374

Capital expenditures financed                                                    --                  546



(a) - Reclassified to conform with the current year presentation.





        The accompanying notes are an integral part of these statements.

                    Page America Group, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1996
                                    UNAUDITED

NOTE A - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for all interim periods presented have been made. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1996.

NOTE B - DIVIDENDS ON PREFERRED STOCK

         Series One Convertible Preferred Stock has a 10 percent dividend, payable semi-annually in arrears. Payment of dividends may be made in cash or in Common Stock of the Company. Dividends in arrears aggregated $1,432,000, or $5.00 per preferred share, at June 30, 1996. On June 12, 1996, accrued dividends of $1,432,000 at December 31, 1995 were paid by the issuance of 7,899,590 shares of the Company's Common Stock.

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

NOTE D - SALE OF ASSETS

         On April 23, 1996, the Company entered into a definitive agreement to sell substantially all of its assets to Metrocall Inc. for approximately $78.5 million, consisting of $55 million in cash and $23.5 million in Metrocall common stock. The number of shares of Metrocall common stock to be received by Page America will be based on the average price of Metrocall common stock during the twenty trading days ending on the trading day five trading days immediately prior to the closing date, provided that the price per share will not be less than $17.8425 or more than $21.8075. The final purchase price is subject to adjustment based on certain defined operating performance criteria prior to closing. This sale is subject to the approval of the Company's shareholders and regulatory authorities. Following completion of the transaction, which is expected to occur during the latter part of this year, the Company plans to liquidate. Excluded from the sale are cash, assets related to the employee benefit plans and the sale of the Florida and California operations, liabilities under the senior credit facility, subordinated debt agreement and NEC America leasing contract and obligations with respect to federal, state and local taxes.

NOTE E - AMENDMENT OF THE CREDIT FACILITY

         On April 26, 1996, the Company's senior secured credit facility with certain banks ("Credit Facility") was modified to provide for a revolving credit loan of $750,000, a waiver of all existing defaults on certain financial and other covenants, the omission of financial covenants effective April 30, 1996 and an extension of the maturity date to the earlier of November 30, 1996 or the completion of the sale of the Company's assets to Metrocall, Inc. As of June 30, 1996, the Company remains in default under the Credit Facility with resect to the delivery of certain financial statements in 1996.

NOTE F - STOCK EXCHANGE LISTING

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              Results of Operations

           Three and Six Months Ended June 30, 1996 and June 30, 1995


         Total revenues for the quarter ended June 30, 1996 were $2.4 million (29.7 percent) lower than that of the 1995 quarter; and for the six month period ended June 30, 1996 were $5.0 million (30.4 percent) lower than the comparable period of 1995. The sale of the Company's operations in Florida and California in July, 1995 accounted for $1.9 million and $3.8 million of the decrease for the three and six month periods, respectively. In addition, average revenue per subscriber declined as the rates obtained from new subscribers were lower than the rates associated with lost subscribers. Subscriber growth in 1995 and 1996 was limited, as pager purchases were constrained by limited available capital.The Company had 223,000 units in service at March 31, 1996 and 222,000 units at June 30, 1996, an increase of 2,000 and 1,000 units, respectively, from the 221,000 units at December 31, 1995. The Company's 308,000 units in service at March 31 and June 30, 1995 showed a decrease of 3,000 units from the 311,000 units at December 31, 1994.

         Cost of service decreased by $226,000 (29.9 percent) and $418,000 (28.3 percent) in the three and six month periods, respectively, over the same periods in the prior year. The decrease was principally due to the cost of service associated with the sold operations. Cost of sales increased for the three month periods from 54.2 percent of sales revenues in 1995 to 69.8 percent in the 1996; and to 68.7 percent from 56.6 percent for the six month periods. These increases in cost of sales as a percent of sales revenues are principally a result of lower selling prices due to competitive pressure.

         Selling expenses decreased by approximately $529,000 (32.8 percent) in the 1996 quarter and $1.1 million (33.5 percent) for the six month period as compared with the same periods in 1995. $425,000 and $815,000 of the decreases in the three and six month periods, respectively, were due to selling expenses associated with the sold operations. The Company's remaining operations experienced decreases primarily due to a reduction in personnel and sales.

         General and administrative expenses decreased by $1.1 million (43.2 percent) and $1.5 million (31.9 percent) in the three and six month periods, respectively, over the same periods in the prior year. This was principally due to expenses associated with the sold operations and a reduction in personnel.

         Technical expenses decreased by $326,000 (26.9 percent) and $625,000 (25.8 percent) for the three and six month periods, respectively, when compared with the same periods in the 1995, principally as a result of the sale of the Florida and California operations.

         Depreciation expense decreased by $335,000 (25.4 percent) and $822,000 (30.1 percent) in the respective three and six month periods of the current year, principally as a result of the sale of depreciable assets in Florida and California. Amortization expense decreased by $539,000 (60.1 percent) and $1.2 million (62.0 percent) in the three and six months periods of 1996 over 1995, principally due to the elimination of intangible assets related to the Florida and California operations and the write-off, at the end of fiscal year 1995, of certain intangibles related to the NYNEX acquisition.

         Interest expense remained relatively constant for the three and six month periods, as compared to the same periods in 1995.

         Other expenses increased approximately $397,000 in the quarter and remained relatively constant in the six month period in 1996. The quarter in 1996 included the amortization of banking fees of $450,000 associated with the modification of the senior credit facility. In the six month period in 1996 this increase was offset by the reduction in the amortization of deferred financing costs related to the senior and subordinated debts which were written down during the third quarter of 1995.

         Net loss was $1.9 million (33.3 percent of total revenues) in the quarter ended June 30, 1996, as compared to $2.3 million (28.1 percent of total revenues) in the same quarter of 1995 and $3.8 million (32.7 percent of total revenues) in the six month period ended June 30, 1996 as compared to $4.6 million (28.0 percent of total revenues) in the same period of 1995.

         EBITDA (earnings before interest, taxes, depreciation and amortization) in the 1996 quarter was $1.4 million as compared to $1.5 million in the 1995 quarter; and $2.5 million in the six month period of 1996 as compared to $3.7 in the 1995 period.


                               Financial Condition


Liquidity and Capital Resources

         The Company had a working capital deficiency of approximately $55.5 million at June 30, 1996 as compared to a deficiency of approximately $52.4 million at December 31, 1995. The increase in working capital deficiency was primarily due to a loan of $750,000, accrued interest of $294,000 and banking fees of $350,000 under the senior credit facility, accrued interest on the subordinated debt of $1.1 million and $337,000 of deferred revenue.

         On April 23, 1996, Page America entered into a definitive agreement to sell substantially all of its assets to Metrocall, Inc. for a purchase price of approximately $78.5 million which consists of $55 million in cash and $23.5 million in Metrocall common stock. The Company intends to pay the outstanding senior debt of approximately $34 million, the subordinated debt of $13 million and unpaid interest of approximately $3.1 million from cash generated by the sale of its assets.

         On April 26, 1996, the Company's senior secured credit facility with certain banks ("Credit Facility") was modified to provide for a revolving credit loan of $750,000, a waiver of all existing defaults on certain financial and other covenants, the omission of financial covenants effective April 30, 1996 and an extension of the maturity date to the earlier of November 30, 1996 or the completion of the sale of the Company's assets to Metrocall, Inc. As of June 30, 1996, the Company remains in default under the Credit Facility with respect to the delivery of certain financial statements in 1996.

         The Company's operating activities generated $2.0 million of cash flow in the first six months of 1996. The Company believes that cash generated from operations and proceeds from the $750,000 loan under the Credit Facility will be sufficient to fund operations through the anticipated date of sale to Metrocall, Inc. The Company does not have any material capital expenditure commitments.

                           PART II - OTHER INFORMATION

None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:        August 14, 1996

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