Form 10-Q
period 1996-09-30
PAGE AMERICA GROUP INC
filed 1996-11-14
CIK 311048

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 1996         COMMISSION FILE NO. 1-10682
------------------------------------         ---------------------------

                            PAGE AMERICA GROUP, INC.

             (Exact name of registrant as specified in its charter)

           NEW YORK                                         13-2865787
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)


125 STATE STREET, SUITE 100, HACKENSACK, NEW JERSEY            07601
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:         (201) 342-6676
                                                            --------------
------------------------------------------------------

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

                                                 Yes  X    No


As of October 31, 1996, there were outstanding 16,037,095 shares of Registrant's common stock.


                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ IN THOUSANDS)

                                                                           September 30,            December 31,
                                                                               1996                     1995
                                                                           (Unaudited)
         ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                  $  616                   $  751
  Accounts receivable, net of allowance
    for doubtful accounts of $257 and $277                                    1,008                    1,017
  Prepaid expenses and other current assets                                     670                      944
                                                                            --------                 -------
    Total current assets                                                      2,294                    2,712

EQUIPMENT
  Pagers                                                                      7,846                    8,164
  Radio Common Carrier equipment                                             13,197                   12,914
  Office equipment                                                            3,951                    3,946
  Leasehold improvements                                                        614                      614
  Building and land                                                              64                       64
                                                                         ----------                ---------
                                                                             25,672                   25,702
  Less accumulated depreciation and amortization                            (19,248)                 (19,040)
                                                                          ----------                ---------
                                                                              6,424                    6,662

OTHER ASSETS
  Certificates of authority, net of accumulated
     amortization of $3,669 and $3,216                                       20,730                   20,968
  Customer lists, net of accumulated amortization
     of $8,429 and $7,992                                                     3,340                    3,776
  Other intangibles, net of accumulated amortization
     of $3,400 and $3,184                                                     8,730                    8,945
  Deferred financing costs, net                                                 --                        32
  Deposits and other non-current assets                                         488                      908
                                                                          ---------                ---------
                                                                             33,288                   34,629
                                                                           --------                 --------

                                                                            $42,006                  $44,003
                                                                            =======                  =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         September 30,            December 31,
                                                                             1996                     1995
                                                                          (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Current maturities of debt                                              $51,166                  $48,666
   Accounts payable                                                          1,613                    1,982
   Accrued expenses and other liabilities                                    2,240                    1,535
   Preferred dividends payable                                               2,148                    1,432
   Customer deposits                                                           260                      299
   Advance billings                                                          1,580                    1,242
                                                                         ----------               ---------
            Total current liabilities                                       59,007                   55,156

LONG-TERM DEBT, less current maturities                                         46                       69

SHAREHOLDERS' EQUITY (DEFICIT)
   Series One Convertible Preferred Stock, 10% cumulative $.01 par value, authorized--310,000 shares, issued and outstanding
         -- 286,361 shares, liquidation value -- $105 per share             30,068                   30,068
   Common stock--$.10 par value, authorized--100,000,000
         shares, issued and outstanding--16,037,095 and
         8,052,305 shares                                                    1,604                      805
Paid-in capital                                                             53,501                   52,850
Accumulated Deficit                                                       (102,220)                 (94,945)
                                                                         ----------                ---------
                                                                           (17,047)                 (11,222)
                                                                          ---------                ---------
                                                                          $ 42,006                 $ 44,003
                                                                          =========                ========

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                             September 30,          September 30,
                                                                                 1996                   1995
                                                                             ------------          --------------

Service revenues                                                                $5,145                    $6,083
Sales revenues                                                                     461                       577
                                                                             ---------                 ---------
           Total revenues                                                        5,606                     6,660

Operating expenses:
   Cost of service                                                                 546                       636
   Cost of sales                                                                   350                       429
   Selling                                                                         887                     1,393
   General and administrative                                                    1,656                     2,408
   Technical                                                                       663                       991
   Depreciation                                                                    969                     1,057
   Amortization of intangibles                                                     372                       541
                                                                             ---------                 ---------
                                                                                 5,443                     7,455
                                                                              --------                  --------
          Operating profit (loss)                                                  163                      (795)

Interest expense                                                                (1,487)                   (1,544)

Other income (expenses):
   Amortization and write-off
     of deferred costs                                                              (6)                   (2,401)
   Gain (loss) on disposal of assets                                                65                      (918)
   Other                                                                          (94)                       (14)
                                                                                --------                 --------
                                                                                   (35)                   (3,333)
                                                                             ----------                ----------
         Net loss                                                               (1,359)                   (5,672)

Dividends on preferred stock                                                      (716)                     (716)
                                                                             ----------                ----------
Net Loss applicable to common stock                                            $(2,075)                  $(6,388)
                                                                             ==========                ==========
Net loss applicable to common stock, per share                                   $(.13)                    $(.79)
                                                                             ==========                ==========
Weighted average number of shares outstanding                               16,037,095                 8,038,439
                                                                            ===========                =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                             September 30,          September 30,
                                                                               1996                     1995
                                                                             ------------          --------------

Service revenues                                                               $15,644                   $21,085
Sales revenues                                                                   1,498                     2,139
                                                                             ---------                 ---------
           Total revenues                                                       17,142                    23,224

Operating expenses:
   Cost of service                                                               1,605                     2,113
   Cost of sales                                                                 1,062                     1,313
   Selling                                                                       3,075                     4,682
   General and administrative                                                    4,933                     7,216
   Technical                                                                     2,459                     3,411
   Depreciation                                                                  2,882                     3,792
   Amortization of intangibles                                                   1,106                     2,473
                                                                           -----------                 ---------
                                                                                17,122                    25,000
                                                                             ---------                 ---------
          Operating profit (loss)                                                   20                    (1,776)


Interest expense                                                                (4,712)                   (4,796)

Other income (expenses):
   Amortization and write-off
     of deferred costs                                                             (61)                   (2,594)
   Gain (loss) on disposal of assets                                                84                      (918)
   Other                                                                          (458)                     (228)
                                                                              ---------                 ---------
                                                                                  (435)                   (3,740)
                                                                              ---------                ----------
         Net loss                                                               (5,127)                  (10,312)

Dividends on preferred stock                                                    (2,148)                   (2,148)
                                                                              ---------                 ---------
Net Loss applicable to common stock                                            $(7,275)                 $(12,460)
                                                                             ==========               ===========

Net loss applicable to common stock, per share                                   $(.64)                   $(1.58)
                                                                             ==========                ==========

Weighted average number of shares outstanding                               11,309,424                 7,897,354
                                                                            ===========                =========

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                 (Unaudited)

                      DECREASE IN CASH AND CASH EQUIVALENTS

                                                                                NINE MONTHS ENDED
                                                                       September 30,          September 30,
                                                                            1996                  1995(A)
                                                                       ------------           -----------

Net loss                                                                 $(5,127)              $(10,312)
Adjustments to net loss:
 Depreciation, amortization and write-off of
   deferred costs                                                          4,049                   8,859
 Net book value of pagers sold                                               960                   1,223
 Provision for losses on accounts receivable                                 640                     516
 Provision for lost pagers                                                   151                     200
 Issuance of promissory notes to
   satisfy interest on subordinated debt                                   1,463                   1,463
 (Gain) loss on disposal of assets                                           (84)                    918
 Other                                                                       465                     331
 Change in assets and liabilities:
   Increase in accounts receivable                                          (331)                    (59)
   Decrease (increase) in prepaid expenses and other                         148                    (752)
   Decrease in accounts payable                                             (285)                 (1,620)
   Increase (decrease) in accrued expenses                                   574                    (164)
                                                                        ---------               ---------
      Net cash provided by operating activities                            2,623                     603
                                                                        ---------                  -----

Cash flows from investing activities:
   Capital expenditures                                                   (2,826)                 (4,700)
   Licensing costs                                                          (216)                   (254)
   Net proceeds from disposal of assets                                      619                  17,334
                                                                         -------               ---------
     Net cash (used in) provided by investing activities                  (2,423)                 12,380
                                                                         --------              ---------

Cash flows from financing activities:
   Proceeds from issuance of debt                                          1,334                     117
   Principal payments on debt                                             (1,359)                (12,638)
   Costs related to financing of debt                                       (113)                   (739)
   Costs related to planned Metrocall transaction                           (197)                     --
   Cost related to issuance of preferred and common stock                     --                     (55)
                                                                        ---------               ---------
      Net cash used in financing activities                                 (335)                (13,315)
                                                                       ----------            ------------

Net decrease in cash and cash equivalents                                   (135)                   (332)

Cash and cash equivalents at beginning of period                             751                   1,128
                                                                         --------                -------

Cash and cash equivalents at end of period                               $   616                 $   796
                                                                         ========                =======
(A)-Reclassified to conform with the current year presentation.

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                  (Unaudited)

                                                                                   NINE MONTHS ENDED
                                                                          September 30,        September 30,
                                                                               1996                 1995(A)
                                                                          ------------         ------------

Supplemental schedule of noncash investing and financing activities:

Dividends accrued on preferred stock                                        $ 2,148                $ 716

Common stock issued in connection
   with acquisition                                                             --                 1,471

Dividends added to the liquidation value of
   Preferred Stock                                                              --                 1,432

Common stock issued as payment on preferred stock                             1,432                1,444

Capital expenditures in accounts payable
   and accrued expenses                                                         194                  618

Capital expenditures financed                                                   637                1,052

(A) - Reclassified to conform with the current year presentation.

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                    UNAUDITED

NOTE A - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for all interim periods presented have been made. The results of operations for the periods ended September 30, 1996 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1996.

       The Financial Statements have been prepared on a going concern basis. The Company, since its inception, has experienced a deficiency in working capital and recurring losses. During 1995, the maturities of the Company's credit facility and subordinated notes were accelerated due to defaults caused by its financial difficulties (see Note E). Such debt is classified as a current liability and the Company's current liabilities exceeded its current assets by $56.7 million at September 30, 1996. The Company intends to pay the balance due under the credit facility and the subordinated notes from cash generated by the sale of its assets (see Note D).

         All of these matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classifications of liabilities that may result from the outcome of this uncertainty.

NOTE B - DIVIDENDS ON PREFERRED STOCK

     Series One Convertible Preferred Stock has a 10 percent dividend, payable semi-annually in arrears. Payment of dividends may be made in cash or in Common Stock of the Company. Dividends in arrears at September 30, 1996 ($7.50 per preferred share) have been accrued and are reflected as a current liability. On June 12, 1996, accrued dividends of $1,432,000 at December 31, 1995 were paid by the issuance of 7,899,590 shares of the Company's Common Stock.

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

NOTE D - SALE OF ASSETS

     On April 23, 1996, the Company entered into a definitive agreement to sell substantially all of its assets to Metrocall Inc. for approximately $78.5 million, consisting of $55 million in cash and $23.5 million in Metrocall common stock. The number of shares of Metrocall common stock to be received by Page America will be calculated based on the average price of Metrocall common stock during the twenty trading days ending on the trading day five trading days immediately prior to the closing date, provided that the price per share used in this calculation will not be less than $17.8425 or more than $21.8075. The final purchase price is also subject to adjustment based on certain defined operating performance criteria prior to closing. If the transaction closed on September 30, 1996, the final purchase price would have been $55 million in cash, 806,000 shares of Metrocall Common Stock (which had a market value of $6.375 per share at that date) and the assumption by Metrocall of $2.8 million of net liabilities. This sale is subject to the approval of the Company's shareholders and regulatory authorities. Following completion of the transaction, which is expected to occur during the early part of next year, the Company plans to liquidate. Excluded from the sale are cash, assets related to the employee benefit plans and to the Florida and California operations which had been previously sold, liabilities under the senior credit facility, subordinated debt agreement and NEC America leasing contract and obligations with respect to federal, state and local taxes.

NOTE E - AMENDMENT OF THE CREDIT FACILITY

     On April 26, 1996, the Company's senior secured credit facility with certain banks ("Credit Facility") was modified to provide for a revolving credit loan of $750,000, a waiver of all existing defaults on certain financial and other covenants, the omission of financial covenants effective April 30, 1996 and an extension of the maturity date to the earlier of November 30, 1996 or the completion of the sale of the Company's assets to Metrocall, Inc. As of September 30, 1996, the Company remained in default under the Credit Facility with respect to the timely delivery of certain financial statements in 1996. All such financial statements have been delivered.

NOTE F - STOCK EXCHANGE LISTING

     Due to Page America's inability to comply with all the financial guidelines of the American Stock Exchange ("AMEX") for continued listing, the Company's common stock was removed from the AMEX listing in April, 1996. The AMEX has advised Page America that in view of the planned sale of its assets, trading in the Company's common stock will not resume on the AMEX.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995


     TOTAL REVENUES for the quarter ended September 30, 1996 were $ 1.1 million ( 15.8 percent) lower than that of the 1995 quarter; and for the nine month period ended September 30, 1996 revenues were $6.1 million (26.2 percent) lower than the comparable period of 1995. The sale of the Company's operations in Florida and California in July, 1995 accounted for $560,000 and $4.4 million of the decrease for the three and nine month periods, respectively. In addition, average revenue per subscriber declined as the rates obtained from new subscribers were lower than the rates associated with lost subscribers. Subscriber growth in 1995 and 1996 was limited, as pager purchases were constrained by limited available capital. The Company had 216,000 units in service at September 30, 1996, a decrease of 6,000 units from the 222,000 units at June 30, 1996 and a decrease of 5,000 units from the 221,000 units at December 31, 1995. The Company had 221,000 units in service at September 30, 1995, a decrease of 87,000 units from the 308,000 units at June 30, 1995 and 90,000 units from the 311,000 units at December 1, 1994. A substantial portion of the decrease (78,000 units) in the third quarter of 1995 was attributable to the sale of the Florida and California operations.

     COST OF SERVICE decreased by $90,000 (14.2 percent) and $508,000 (24.0 percent) in the three and nine month periods, respectively, over the same periods in the prior year. The decrease was principally due to the cost of service associated with the sold operations. COST OF SALES as a percent of sales revenue increased for the three month periods from 74.4 percent in 1995 to 76.0 percent in 1996; and from 61.4 percent to 70.9 percent for the nine month periods. These increases are principally a result of lower selling prices due to competitive pressure.

     SELLING expenses decreased by approximately $506,000 (36.3 percent) in the 1996 quarter and $1.6 million (34.3 percent) for the nine month period as compared with the same periods in 1995. $189,000 and $1.0 million of the decreases in the three and nine month periods, respectively, were due to selling expenses associated with the sold operations. The Company's remaining operations experienced decreases primarily due to a reduction in personnel and sales.

     GENERAL AND ADMINISTRATIVE expenses decreased by $752,000 (31.2 percent) and $2.3 million (31.6 percent) in the three and nine month periods, respectively, over the same periods in the prior year. This was principally due to expenses associated with the sold operations, a reduction in personnel and a decrease in professional fees.

     TECHNICAL expenses decreased by $328,000 (33.1 percent) and $952,000 (27.9 percent) for the three and nine month periods, respectively, when compared with the same periods in the 1995, principally as a result of the sale of the Florida and California operations.

     DEPRECIATION expense decreased by $88,000 (8.3 percent) and $910,000 (24.0 percent) in the respective three and nine month periods of the current year, principally as a result of the sale of depreciable assets in Florida and California. AMORTIZATION expense decreased by $169,000 (31.2 percent) and $1.4 million (55.3 percent) in the three and nine months periods of 1996 over 1995, principally due to the elimination of intangible assets related to the Florida and California operations and the write-off, at the end of fiscal year 1995, of certain intangibles related to the NYNEX acquisition.

     INTEREST EXPENSE remained relatively constant for the three and nine month periods, as compared to the same periods in 1995.

     OTHER EXPENSES decreased approximately $3.3 million in the three and nine month periods in 1996. The decrease was primarily due to the following special charges in 1995: a write-down of deferred financing costs related to the senior debt and subordinated debt amounting to $1.6 million; a loss realized on the sale of the Florida and California operations of approximately $916,000 and a $723,000 write down of deferred financing costs during the third quarter of 1995. The nine month period in 1996 included banking fees of $450,000 associated with the modification of the senior credit facility.

     NET LOSS was $1.4 million (24.2 percent of total revenues) in the quarter ended September 30, 1996, as compared to $5.7 million (85.2 percent of total revenues) in the same quarter of 1995 and $5.1 million (29.9 percent of total revenues) in the nine month period ended September 30, 1996 as compared to $10.3 million (44.4 percent of total revenues) in the same period of 1995.

     EBITDA (earnings before interest, taxes, depreciation and amortization) in the 1996 quarter was $1.5 million as compared to $803,000 in the 1995 quarter; and $4.0 million in the nine month period of 1996 as compared to $4.5 million in the 1995 period.


                               FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

     The Company had a working capital deficiency of approximately $56.7 million at September 30, 1996 as compared to a deficiency of approximately $52.4 million at December 31, 1995. The increase in working capital deficiency was primarily due to unfavorable operating results, principally relating to interest costs and accrued dividends on the Series One Preferred Stock.


     On April 23, 1996, Page America entered into a definitive agreement to sell substantially all of its assets to Metrocall, Inc. for a purchase price of approximately $78.5 million which consists of $55 million in cash and $23.5 million in Metrocall common stock. The number of shares of Metrocall common stock to be received by Page America will be calculated based on the average price of Metrocall common stock during the twenty trading days ending on the trading day five trading days immediately prior to the closing date, provided that the price per share used in this calculation will not be less than $17.8425 or more than $21.8075. The final purchase price is also subject to adjustment based on certain defined operating performance criteria prior to closing. If the transaction closed on September 30, 1996, the final purchase price would have been $55 million in cash, 806,000 shares of Metrocall Common Stock (which had a market vaule of $6.375 per share at that date) and the assumption by Metrocall of $2.8 million of net liabilities. The Company intends to pay the outstanding senior debt of approximately $34 million, the subordinated debt of $13 million and unpaid interest of approximately $ 3.7 million from cash generated by the sale of its assets.

     On April 26, 1996, the Company's senior secured credit facility with certain banks ("Credit Facility") was modified to provide for a revolving credit loan of $750,000, a waiver of all existing defaults on certain financial and other covenants, the omission of financial covenants effective April 30, 1996 and an extension of the maturity date to the earlier of November 30, 1996 or the completion of the sale of the Company's assets to Metrocall, Inc. As of September 30, 1996, the Company remained in default under the Credit Facility with respect to the timely delivery of certain financial statements in 1996. All such financial statements have been delivered.

     The Company's operating activities generated $2.6 million of cash flow in the first nine months of 1996. The Company believes that cash generated from operations, proceeds from the $750,000 revolving loan under the Credit Facility and other funds which the Company anticipates receiving will be sufficient to fund operations through the anticipated date of sale to Metrocall, Inc. The Company does not have any material capital expenditure commitments.

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

Date:        November 14, 1996

                            PAGE AMERICA GROUP, INC.
                                  (Registrant)



                             /S/ KATHLEEN PARRAMORE
                                 Kathleen C. Parramore
                                 President and Chief Operating Officer


                                 /S/ MARTIN KATZ
                                     Martin Katz
                                    Chief Financial Officer