Form 10-K
period 1996-12-31
PAGE AMERICA GROUP INC
filed 1997-03-25
CIK 311048

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31,1996
                                       or

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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
      Common Stock, $.10 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 1, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price, was approximately $ 960,000.

As of March 1, 1997, the registrant had 16,037,095 shares of Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Item 1.  BUSINESS

General

          Page America Group, Inc. (the "Company" or "Page America") provides paging, messaging and information products and services through networks which it owns and operates as a radio common carrier ("RCC") under licenses from the Federal Communications Commission ("FCC"). As of December 31, 1996, the Company provided paging services to approximately 205,000 pagers in geographic areas encompassing a total population of 34 million people.

          The Company's strategy is to concentrate its operations in major metropolitan markets in which it can achieve both critical mass and a substantial market share position. The Company targets specific user segments and, through its broad distribution capabilities, markets and delivers its comprehensive package of paging and value-added messaging services to each particular segment. The Company has secured licenses for multiple channels in each of its markets and has developed, and continues to develop, networks which can support significant future growth in paging units as well as value-added messaging and information services. The Company emphasizes customer ownership of pagers, as compared to leasing of pagers, which significantly reduces the Company's capital costs. At March 1, 1997, approximately 75 percent of the Company's units in service were customer owned.

    The accompanying financial statements have been prepared on a going concern basis. The Company, since its inception, has experienced a deficiency in working capital and recurring losses. In 1995, as a result of non-compliance by the Company with certain covenants of its credit facility (the "Credit Facility"), the terms were modified to accelerate the final maturity to December 29, 1995, and the Subordinated Notes were modified to provide for a final maturity of six months thereafter. On April 26, 1996, the Credit Facility was again modified to provide for a revolving credit loan of $750,000, a waiver of all existing defaults on certain financial and other covenants, the omission of financial covenants effective April 30, 1996 and an extension of the maturity date to the earlier of November 30, 1996 or the completion of the sale of the Company is assets to Metrocall Inc. The Credit Facility has not been repaid and the lenders have declared the Company in default. In addition, the Subordinated Notes matured at December 31, 1996 and are in default (see Note E of Notes to Consolidated Financial Statements). Such debt is classified as a current liability and the Company's current liabilities exceeded its current assets by $58.4 million at December 31, 1996. The Company has entered into a definitive agreement to sell substantially all of its assets to Metrocall, Inc. The cash to be received by Page America from this sale will not be sufficient for Page America to pay in full in cash its outstanding obligations under the Credit Facility or under the Subordinated Notes or to pay its other outstanding liabilities. Page America is negotiating with the creditors to satisfy its obligations. In addition, the consent of Page America's lenders is required for the sale to Metrocall. There is no assurance that Page America will be able to reach agreement with its creditors, that this transaction will be completed or that the Company will have sufficient funds to finance its operations, which continue to show losses, through the year ending December 31, 1997.

          All of these matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classifications of liabilities that may result from the outcome of this uncertainty.

     Following completion of the sale of its assets to Metrocall, the Company plans to liquidate (see Liquidity and Capital Resources and Note A of Notes to Consolidated Financial Statements.

     Page America was incorporated in 1976 under the laws of the State of New York. The Company's principal executive offices are located at 125 State Street, Hackensack, New Jersey 07601, and its telephone number is (201) 342-6676.

Sale of Assets

     On April 23, 1996, Page America entered into a definitive agreement to sell substantially all of its assets to Metrocall, Inc. On January 30, 1997, this agreement was amended. The amended agreement provides for a purchase price of
(A) $25 million in cash, (B) 1,500 shares of series B Preferred Stock of Metrocall having a stated value of $15 million, (C) 762,960 shares of Metrocall Common Stock, and (D) shares of Metrocall Common Stock or other equity securities having a share value equal to $15 million, subject to adjustment based on changes in the Company's Working Capital Deficit and decreases in service revenue below specified thresholds. Metrocall has the option to substitute cash at closing for all or a portion of the stock consideration. Excluded from the sale are cash, assets related to the employee benefit plans and to the Florida and California operations which had been previously sold, liabilities under the senior credit facility, subordinated debt agreement and NEC America leasing contract and obligations with respect to federal, state and local taxes. After expenses, it is anticipated that the sale will result in a gain of approximately $19 million. There is no assurance that the transaction will be consummated.

          The original Acquisition Agreement, prior to the January 30, 1997 amendment, provided that the consideration to be received by Page America was to be (A) $55 million in cash and (B) a number of shares of Metrocall Common Stock to be determined based on the operating results of Page America through the closing date. The number of shares of Metrocall Common Stock to be received by shareholders of Page America was to be equal to $23.5 million (subject to certain adjustments), divided by the average of the last sales price per share of Metrocall Common Stock for the 20 consecutive trading days ending on the trading day five trading days immediately prior to the closing date, provided that the share price was not to exceed 110% of or be less than 90% of $19.8250. The value and number of shares of Metrocall Common Stock to be issued in the Acquisition was to be subject to adjustments based on (a) working capital and operating results of Page America prior to the Closing and (b) the share price of the Metrocall Common Stock at the Closing. Based on financial information of Page America at September 30, 1996, the total amount of working capital adjustment and operating adjustment would have been $9,886,890, resulting in the value of the Metrocall Common Stock to be received by Page America in the Acquisition being reduced from $23.5 million to $13,613,110. This amount would then be divided by the minimum share price referenced above. The number of shares of Metrocall Common Stock to have been received by Page America would have been subject to further adjustments based on Page America's operations subsequent to September 30, 1996.

          The Metrocall transaction requires the approval of the holders of at least two-thirds of the outstanding voting power of Page America. Certain stockholders of Page America who beneficially own approximately 48% of the voting power of Page America have entered into an agreement to vote all their stock in favor of the transaction. See Item 13.

Sale of California and Florida Operations

          On July 28, 1995, the Company sold to Paging Network of Florida, Inc. its California and Florida paging assets for a cash purchase price of $19.4 million. As of December 31, 1996, approximately $500,000 of the purchase price was held in escrow. Management expects that the escrow will be released to the Company in accordance with the time frame set forth in the agreement. The assets sold had a net book value of approximately $19.1 million and consisted of the assets which the Company acquired from Crico Communications Corporation ("Crico") on December 30, 1993 and the 900 Mhz channel which is licensed to provide state-wide coverage in California which the Company acquired in 1994 for a purchase price of $500,000. The purchase price paid by the Company for the Crico assets consisted of $12,650,000 in cash paid to Crico's lenders, the issuance of an aggregate of 1,435,903 shares of Common Stock to Crico's lenders and the issuance of 240,000 shares of Common Stock and warrants to purchase 130,000 shares of Common Stock at an exercise price of $5.00 per share to a company related to certain shareholders of Crico. After expenses, the sale resulted in a loss of approximately $718,000.

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

          In addition, the benefits of mobile and wireless communications have gained widespread acceptance as a result of the growth in cellular communications. The Company believes that paging will continue to grow with the wireless communications industry generally, because it believes paging is the most cost-effective form of mobile communication. Since paging principally is a form of one-way communication, it is less expensive than communicating by cellular telephones. Pagers and air time required to transmit an average message cost less than equipment and air time for cellular telephones. In fact, some users of cellular telephones use a pager in conjunction with their telephones to screen incoming calls and to minimize usage-based charges.

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

Business Strategy

     In operating its business, The Company's objective is to maximize revenues by focusing on a business strategy which emphasizes the following elements: (i) major metropolitan market focus; (ii) broad product distribution capabilities;
(iii) network infrastructure and channel capacity; (iv) comprehensive service options; (v) targeted market segments; (vi) value-added services; and (vii) customer ownership of pagers.

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

               Broad Product Distribution Capabilities. The Company has developed multiple distribution channels which reach targeted market segments. Products are distributed through a number of different outlets, including 8 sales offices, four company-owned retail stores, a direct sales force and resellers.

               Network Infrastructure and Channel Capacity. The Company believes that controlling licenses to a large number of FCC-allocated paging channels is important to adequately service both current and future demand for paging and messaging services. The New York network utilizes 220 transmitters over 14 available paging channels to provide service to 131,000 pagers throughout most of Connecticut, New York State south of Albany (including Long Island), New Jersey and Eastern Pennsylvania. The Chicago network consists of 82 transmitters over 11 available paging channels. This network provides service to 74,000 pagers from the Wisconsin border, throughout Illinois, Northern Indiana and into Western Michigan. The Company has substantial capacity to expand in its New York and Chicago metropolitan area markets utilizing its existing network without the need for more licenses or significant additional capital expenditures for transmission and telephony infrastructure.

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

               Customer Ownership of Pagers. The Company emphasizes customer ownership of pagers, as compared to leasing, since customer ownership significantly reduces the Company's capital costs and reduces potential exposure to changes in technology. Approximately 75 percent of the Company's units in service are customer owned (including resellers).

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

          The table below sets forth the number of various types of pagers in service with subscribers of the Company at the dates indicated:

         Types of Pagers in Service with Subscribers of the Company

  =============================================================================
                                  December 31,
===============================================================================
                       1994                     1995                  1996
                       Units     %      Units        %       Units          %
------------------------------------------------------------------------------
Digital display     283,000    91.0%   207,000     93.7%   192,000       93.7%
------------------------------------------------------------------------------
Tone only             8,000     2.7%     4,000      1.8%     2,000       1.0%
------------------------------------------------------------------------------
Tone and voice        1,000     0.3%       *        -          *           -
-------------------------------------------------------------------------------
Alphanumeric
display             19,000      6.0%    10,000      4.5%    11,000       5.3%
------------------------------------------------------------------------------
Total              311,000      100%   221,000      100%   205,000       100%
================================================================== ============
         * Less than 500 units in service


          The Company sells and leases a variety of paging models, including pen-like pagers and conventional pagers, with a range of available options, such as silent vibrating alert and extended message memory. The Company provides its subscribers with local, wide-area and national coverage. While the Company continues to purchase most of its pagers from NEC America, Inc., it intends to purchase pagers from a number of sources.

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


         Ownership of Pagers in Service with Subscribers of the Company

==============================================================================
                                  December 31,
==============================================================================
                   1994                       1995                 1996
               Units         %        Units         %         Units      %
------------------------------------------------------------------------------
Company owned     96,000      30.9     58,000        26.2     53,000    25.9
------------------------------------------------------------------------------
Subscriber owned 109,000      35.0     87,000        39.4     88,000    42.9
-------------------------------------------------------------------------------
Third party
reseller         106,000      34.1     76,000        34.4    64,000     31.2
------------------------------------------------------------------------------
Total            311,000       100%   221,000         100%  205,000      100%
==============================================================================

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

          The Company completed construction of its own RCC system in New York in 1985. On July 13, 1990, the Company acquired the New York metropolitan area paging assets and business of NYNEX Mobile Communications Company and its affiliates ("NYNEX"). This acquisition increased the Company's number of units in service by approximately 74,000 pagers. The New York technical facilities currently consist of seven paging terminals. The New York network utilizes 220 transmitters over 14 available channels to provide service to 131,000 pagers throughout most of Connecticut, New York State south of Albany (including Long Island), New Jersey and Eastern Pennsylvania.

          The Chicago RCC facilities, which were acquired by the Company in 1984, serve approximately 74,000 pagers in the Illinois and Northwestern Indiana areas. The Chicago technical facilities consist of three paging terminals, and the Chicago network consists of 82 transmitters over 11 available channels. This network provides service from the Wisconsin border, throughout Illinois, Northwestern Indiana and into Western Michigan.

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

          In order to reach these markets, the Company has developed three channels of distribution: a direct sales force, resellers and retail stores. Each of the Company's distribution channels focuses on those market segments which it addresses most cost effectively. At December 31, 1996, the Company employed 80 persons in direct sales and marketing support positions.

          The following table sets forth the respective revenues and percentages of revenues that are attributed to (i) the Company's direct sales force, including retail dealers, (ii) third party resellers and (iii) retail stores.

                            Channels of Distribution

============================================================================
                                  December 31,
=============================================================================
                     1994                         1995                  1996
------------------------------------------------------------------------------
            Revenues          %       Revenues       %     Revenues        %
------------------------------------------------------------------------------
Direct
Sales Force $30,626,000      82.2    $24,117,000    82.9  $17,976,000    81.8
-------------------------------------------------------------------------------
Resellers     6,505,000      17.5      4,611,000    15.8    3,275,000    14.8
------------------------------------------------------------------------------
Retail
Stores          127,000       0.3        379,000     1.3      733,000    3.4
------------------------------------------------------------------------------
Total       $37,258,000       100%   $29,107,000     100% $21,984,000   100%
==============================================================================


          The Company's own direct sales force operates out of 8 sales offices. The direct sales effort is supported through a multimedia marketing campaign with advertising, promotion and subscriber enhancement campaigns. The Company also advertises in print media, including periodicals and yellow pages.

          The Company also has a sales force which sells products and services in bulk to resellers. Resellers purchase service at wholesale rates from the Company, and in turn, provide service to their own customers. Resellers contribute to the Company's profits without the Company having to incur any significant selling or administrative overhead.

          The Company, in order to market its products directly to the consumers and reduce its cost of sales has opened three Company-owned stores in New York and one in Illinois. These stores sell cellular as well as paging products and maintain a high end, high tech appearance attracting consumers at all levels.

          The Company's marketing strategies have been focused on small to medium-sized customer accounts, with the result that the Company is not dependent on any single customer or reseller. No single customer or reseller accounted for more than one percent of the Company's total revenues in the fiscal year ended December 31, 1996.

Regulation

          The construction and operation of RCCs are subject to both federal and state regulation, principally by the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Company believes it is in compliance with all applicable federal and state regulations.

          The FCC's review and revision of rules affecting paging companies is ongoing and the regulatory requirements to which the Company is subject may be modified significantly. The FCC recently has proposed adopting a market area licensing scheme for all paging channels under which carriers would be licensed to operate on a particular channel throughout a broad geographic area, rather than being licensed on a site-by-site basis. Under the proposal, existing paging facilities would be entitled to protection as grandfathered systems. The ability of paging carriers to make major modifications to their current systems has been restricted during the pendency of that rule making proceeding, and may continue to be restricted once wide area licensing rules are adopted. On February 8, 1996, the FCC announced a temporary cessation in the acceptance of applications for new paging stations, and restricted current licensees from expanding into new territories on existing channels. Existing licensees were (and are) permitted to add transmitters or make modifications to existing facilities that do not expand the licensee's previously authorized interference contours. On April 23, 1996, the FCC partially lifted its "freeze" on the filing of paging applications to permit limited expansion by existing licensees on their previously- authorized channels. The FCC subsequently stated, by Public Notice, that it would process paging applications filed on or before July 31, 1996; applications filed after that date may or may not be processed, depending upon their status when the FCC adopts a Report and Order in its rule making proceeding to adopt market area licensing. The FCC also has proceedings underway that may have a significant impact on the manner in which telephone numbers are assigned and utilized by common carriers, including paging companies. Some of the alternatives under consideration by the FCC, if adopted, could adversely affect the Company.

          RCC operations may be conducted only on channels assigned by the FCC. The FCC grants a license for the use of such channels only upon compliance with FCC regulations. Upon receiving a grant, a licensee is authorized to construct and operate an RCC facility in the assigned area using the designated channel. In the Company's markets all available channels have been allocated.

          The FCC licenses granted to the Company are for terms of 10 years, at the end of which time renewal applications must be approved by the FCC. The majority of the Company's current licenses all expire in 1999. In the past, FCC renewal applications routinely have been granted upon a demonstration of compliance with FCC regulations and adequate service to the public. The FCC has granted each renewal license the Company has filed. Although the Company is unaware of any circumstances which would prevent the grant of any renewal applications, no assurance can be given that any of the Company's licenses will be renewed by the FCC. In addition, the FCC has the authority to revoke or modify licenses. No licenses owned by the Company have ever been revoked.

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

          The Communications Act also limits foreign ownership of entities that hold licenses from the FCC. All of the Company's FCC licenses are owned by wholly-owned subsidiaries of the Company. As a result, no more than 25 percent of the Company's stock may be owned or voted by aliens or their representatives, a foreign government or its representatives, or a foreign entity.

          Historically, RCC paging operations were also subject to regulations by the states. The Omnibus Budget Reconciliation Act of 1993 (the "Budget Act") preempted most state and local rate and entry regulation of all Commercial Mobile Radio Services ("CRMS") operators effective August 10, 1994. Entry regulations typically refer to the process whereby an RCC operator must apply to the state to obtain a certificate to provide service in that state. Rate regulation typically refers to the requirement that RCCs file a tariff describing the carrier's rates, terms and conditions by which it provides paging services. Under Section 332(c)(3)(B) of the Communications Act, however, any state that had such regulations in place as of June 1, 1993, was permitted to petition the FCC to extend such rate regulations. The FCC indicated that the states who wished to continue such regulations bore the burden of proving that, due to lack of marketplace competition and unavailability of local telephone service, such continued regulation of RCC/CMRS operators would be necessary.

          In August of 1994, eight states, Hawaii, Arizona, California, Connecticut (cellular telephone service only), ouisiana, New York, Ohio and Wyoming petitioned the FCC to retain rate regulation authority over intrastate CMRS operators. The FCC has denied all but one of these state petitions (no confirmation as to the status of the Wyoming petition was available from the
FCC), and all appeals of those denials before the FCC have been exhausted. One state, Connecticut, filed an appeal of the FCC's denying its petition with the U.S. Court of Appeals for the Second Circuit. The Second Circuit affirmed the FCC's decision in early 1996.

          Apart from rate regulations, some states may continue to regulate other aspects of Page America's business in the form of zoning regulations, or "health and safety" measures. The Budget Act does not preempt state authority to regulate such matters. Although there can be no assurances given with respect to future state regulatory approvals, based on its experience to date, Page America knows of no reason to believe such approvals would not be granted.

          More recently, Congress enacted the Telecommunications Act of 1996 (the "Telecommunications Act") which requires, inter alia, that state and local zoning regulations shall not unreasonably discriminate among providers of "functionally equivalent" wireless services, and shall not have the effect of prohibiting the provision of personal wireless services. Additionally, state and local governments may not regulate the placement, construction and modification of personal wireless service facilities on the basis of the environmental effects of radio frequency emissions, if the facilities comply with the FCC's requirements.

          From time to time, legislation which could potentially affect Page America, either beneficially or adversely, is proposed by federal and state legislators. In 1993, federal legislation was enacted which permits auction of new radio spectrum allocated by the FCC to new or existing services which may have the effect of increasing competition for scarce spectrum and affecting costs of operation in markets in which Page America operates.

          The recently-enacted Telecommunications Act will also have an impact on the paging industry; the Company expects that the impact will be mostly positive. For example, the Telecommunications Act imposes a duty on all telecommunications carriers to provide interconnection to other carriers, and requires local exchange carriers (LECs) to, among other things, establish reciprocal compensation arrangements for the transport and termination of calls, provide other telecommunications carriers access to network elements on an unbundled basis on reasonable and nondiscriminatory rates, terms and conditions. The Telecommunications Act also requires the FCC to appoint (an) impartial entit(y)(ies) to administer telecommunications numbering and to make numbers available on an equitable basis. Additionally, as previously indicated, the Telecommunications Act restricts state and local authority with regard to zoning and environmental regulation of telecommunications operators. Other provisions of the Telecommunications Act, however, may provide for increased competition to the Company (for example, the provisions allowing the FCC to forbear from applying regulations and provisions of the Communications Act to any class of carriers, not only to CMRS, and the provisions allowing public utilities to provide telecommunications services directly) and may impose additional regulatory costs (for example, provisions requiring contributions to universal service by providers of both interstate and intrastate telecommunications).

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

Employees

          At February 28, 1997, Page America employed 140 persons, none of whom was represented by a labor union. Page America believes that its relations with its employees are good.

Item 2.  Properties

          The Company leases approximately 15,200 square feet of office space at 125 State Street, Hackensack, New Jersey, under a lease expiring in 2000, at an annual base rent of $281,000, approximately 10,715 square feet of office space at 1919 South Highland Avenue, Lombard, Illinois, under a lease expiring in 2005, at an annual base rent of $151,000 and approximately 500 square feet of retail space at 41 East 42nd Street, New York, New York, under a lease expiring in 2004, at an annual base rent of $84,000. The Company has several other leases for office and retail space which are not material individually and which aggregate $472,000 per year expiring at various dates between 1997 and 2005. The Company does not own any material real property. The Company also leases sites for its transmitters on commercial broadcast towers, buildings and other fixed sites at various rentals for various terms. The Company believes its facilities are suitable and adequate for its purposes.

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

Item 4.   Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

          The Common Stock of the Company was listed on the American Stock Exchange ("AMEX") under the symbol PGG. Due to Page America's inability to comply with all the financial guidelines of the American Stock Exchange ("AMEX") for continued listing, the Company's common stock was removed from the AMEX listing in April, 1996. The last available price quotation was April 16, 1996 and, therefore, current price quotations are not available.

                                                  High                Low
         1995
         First Quarter                           $3.75              $2.50
         Second Quarter                           3.38               0.50
         Third Quarter                            1.00               0.56
         Fourth Quarter                           0.75               0.13

         1996
         First Quarter                         $0.3125            $0.1875
         Second Quarter                           0.75             0.1875
         Third Quarter                             --               --
         Fourth Quarter                            --               --

          There were approximately 2,054 shareholders of record of Common Stock as of February 28, 1997. This number does not include beneficial owners holding shares through nominee or "street" names.

Dividend Policy

          The Company has never declared or paid cash dividends on its Common Stock and does not anticipate paying cash dividends to the holders of its Common Stock. The payment of dividends on Common Stock and Preferred Stock is also restricted pursuant to the provisions of the Company's Credit Agreement (the "Credit Agreement"). The Company's outstanding series of Series One Convertible Preferred Stock provides that the Company may not declare or pay dividends on its Common Stock unless all accrued dividends on the Series One Convertible Preferred Stock have been paid in full. Payment of dividends on the Series One Convertible Preferred Stock may be made in cash or in Common Stock of the Company registered under the Securities Act of 1933. On June 12, 1996, accrued dividends of $1,432,000 at December 31, 1995 were paid by the issuance of 7,899,590 shares of the Company's Common Stock. At December 31, 1996, accrued and unpaid dividends on the Company's outstanding Series One Convertible Preferred Stock aggregated $2,864,000.

Item 6.  Selected Financial Data

          The following selected consolidated financial data for each of the five years in the period ended December 31, 1996 are derived from the Consolidated Financial Statements of the Company. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto contained elsewhere in this report.

                                                                                         Years Ended December 31,
                                                                    1992        1993        1994(4)       1995(2)          1996
                                                                              (In thousands, exept per share and pager date)
Consolidated Statement of Operations Data:(1)
Total revenues                                                      $ 32,805    $ 30,257     $37,258       $29,107         $21,984
Operating expenses:
  Cost of service and sales                                            3,296       4,253       5,709         4,363          3,412
  Selling                                                              6,544       4,879       6,842         6,066           3,988
  General and administrative                                           8,940       8,688      10,653         8,923           6,270
  Technical                                                            3,455       3,343       4,685         4,262           3,190
  Depreciation, amortization and write-off of intangibles              9,519       9,793      10,817         8,585           6,173
                                                                      ---------   -------    --------       -------         -------
Operating profit (loss)                                                1,051        (699)     (1,448)       (3,092)         (1,049)
Interest expense                                                       4,783       4,032       5,102         6,263           6,153
Other expenses                                                         1,957       1,814         478         3,738             908
Extraordinary gain(5)                                                  7,156        --           --            --             --
Cumulative effect of changes in accounting principles(7)              (3,960)       --           --            --             --
                                                                      ---------  ---------    ---------     ---------       -------
Net loss                                                              (2,493)     (6,545)     (7,028)       (13,093)        (8,110)
Preferred stock dividend requirements                                 (2,791)     (3,268)     (3,023)(3)     (2,863)(3)     (2,864)
                                                                      ---------- ---------    ---------    -----------      -------
Net loss applicable to common shares                                 $(5,284)    $(9,813)   $(10,051)      $(15,956)      $(10,974)
                                                                     ==========  =========  ===========    ===========     ========
Net loss per common share(6)                                          $(1.40)     $(2.55)    $(1.55)         $(2.01)        $(0.88)
                                                                     ==========  =========  ===========    ===========     ========
Weighted average shares outstanding                                    3,774       3,847      6,464           7,936         12,498
Other Data:
Pagers in service at end of period                                   228,000     305,000    311,000         221,000        205,000
Capital expenditures, net of book value of pagers
  sold (excluding acquisitions)                                       $4,296      $2,630     $5,365          $3,300         $2,597
Net cash provided by (used in)
 Operating activities                                                 $5,688      $8,028      8,602          $2,064          2,988
 Investing activities                                                 (8,375)    (20,312)    (8,881)         11,329         (2,907)
 Financing activities                                                  2,779      15,030     (1,505)        (13,770)        (  542)

                                                                                      December 31
                                                                      1992(5)      1993(4)   1994(3)         1995(2)(3)       1996
Consolidated Balance Sheet Data:
Working capital (deficiency)                                        $(10,242)   $( 2,053)   $( 9,541)       $(52,444)      (58,409)
Total assets                                                          58,755      75,193      70,229          44,003        39,561
Long-term debt, less current maturities                               48,269      57,850      56,953              69            37
Series A, A-2 and B Preferred Stock                                   17,063        --          --             --             --
Accumulated deficit                                                  (59,365)    (68,980)    (78,989)        (94,945)     (105,919)
Shareholders' equity (deficit)                                       (21,402)      9,096         439         (11,222)      (20,746)


(1) EBITDA (earnings before interest, taxes, depreciation and amortization) for the years ended December 31, 1992, 1993, 1994, 1995 and 1996 was $10.6 million, $9.1 million, $9.4 million, $5.5 million and $5.1 million respectively. EBITDA is a standard measure of financial performance in the paging industry but should not be construed as an alternative to operating income or cash flows from operating activities as determined in accordance with generally accepted accounting principles.

(2)  In July 1995, the Company sold its California and Florida paging assets.
     Concurrently with the sale, the Company amended its Credit Facility and Subordinated Notes providing, among other things, for accelerated maturities. Such debt, which was classified as long term at December 31, 1994, is in default and is classified as a current liability at December
     31, 1995 and 1996. See Note E of Notes to Financial Statements.

(3)  In August, 1994 and March, 1995, the Company issued shares of its Common
     Stock as full payment of fiscal year 1994 dividends on Series One
     Convertible Preferred Stock. On June 30, 1995, in exchange for the waiver of the dividend payment on Series One Convertible Preferred Stock, the accrued dividends were added to the liquidation value. In June, 1996, the Company issued shares of its Common Stock in payment of accrued dividends at December 31, 1995 on Series One Convertible Preferred Stock. See Note G of Notes to Consolidated Financial Statements.

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

                                                                            Years Ended
                                                                               December 31,
                                   ------------------------------------------------------------------------------------------------
                                                  1996                             1995                          1994
                                   -----------------------------------------------------------------------------------------------
                                                                      (Dollar amounts in thousands)
Total revenues                              $21,984        100.0%           $29,107         100.0%           $37,258        100.0%
Operating expenses:
Cost of service and sales                     3,412         15.5              4,363          15.0              5,709         15.3
Selling expenses                              3,988         18.2              6,066          20.8              6,842         18.4
General and administrative
  expenses                                    6,270         28.5              8,923          30.7             10,653         28.6
Technical expenses                            3,190         14.5              4,262          14.6              4,685         12.6
Depreciation, amortization
  and write-off of intangibles                6,173         28.1              8,585          29.5             10,817         29.0
Operating profit (loss)                     (1,049)         (4.8)           (3,092)         (10.6)           (1,448)         (3.9)
Interest expense                              6,153         28.0              6,263          21.5              5,102         13.7
Net loss                                   $(8,110)        (36.9)%        $(13,093)         (45.0)%         $(7,028)        (18.9)%

Year Ended December 31, 1996 Compared with
  Year Ended December 31, 1995

     Total revenues for fiscal 1996 were approximately $7.1 million (24.5 percent) lower than that of 1995. The decline was due to the sale, in 1995, of the Company's Florida and California operations ($4.4 million ) plus a reduction in continuing operations ($2.7 million) resulting from lower average revenue per unit (ARPU) and a reduction in units in service. ARPU declined as a result of the emphasis on the sale of pagers (for which the Company does not receive recurring equipment rental revenue) and rates obtained from new subscribers were lower than the rates associated with lost subscribers due to competitive pressure. While revenue rates associated with leased units are higher than rates associated with customer owned units, the Company does not believe that overall profitability of these arrangements is substantially different because of the depreciation costs associated with leased units. The Company's units in service at December 31, 1996 declined by 16,000 units from the 221,000 units in service at December 31, 1995 as a result of limited capital available to purchase new pagers.

          Cost of service decreased $512,000 (19.4 percent) in 1996. This decrease was principally due to cost of service associated with the sold operations. Cost of sales decreased by approximately $439,000 (25.4 percent) in 1996. As a percent of sales revenues, cost of sales increased from 64% of sales revenues in 1995 to 67% in 1996, primarily as a result of lower selling prices due to competitive pressure.

          Selling expense decreased by approximately $2.1 million (34.3 percent) in 1996 as compared to 1995. $1 million of the decrease was due to selling expenses associated with the sold operations. The Company's remaining operations experienced a decrease of $1.1 million primarily due to a reduction in sales personnel ($500,000) and advertising ($600,000).

          General and administrative expenses decreased by $2.7 million (29.7 percent). A decrease of $1.4 million was due to expenses associated with the sold operations. The Company's remaining operations experienced a decrease of $1.3 million primarily due to a reduction in personnel and a decrease in professional fees, partially offset by an increase in bad debt expense.

          Technical expenses decreased by $1.1 million (25.1 percent), principally as a result of the sale of the Florida and California operations.

          Depreciation expense decreased by $938,000 (17.9 percent), $778,000 of which was due to the sale of depreciable assets in Florida and California. The decrease experienced by the Company's remaining operations resulted from the decrease in pagers on lease to customers.

          Amortization expense decreased by approximately $1.5 million (44.0 percent) in 1996 over 1995, principally due to the elimination of intangible assets related to the Florida and California operations.

          Interest expense remained relatively constant in 1996 as compared to 1995.

          Other expenses decreased approximately $2.8 million (75.7 percent) in 1996. The decrease was primarily due to the following special charges in 1995: a write-down of deferred financing costs related to the senior debt and subordinated debt amounting to $1.6 million, loss realized on the sale of the Florida and California operations of approximately $718,000 and costs associated with the debt restructuring in the amount of $726,000. Fiscal year 1996 included banking fees of $450,000 associated with the modification of the senior credit facility.

          Net loss was $8.1 million (36.9 percent of total revenues) in the year ended December 31, 1996, as compared to $13.1 million (45.0 percent of total revenues) in the year ended December 31, 1995.

          EBITDA (earnings before interest, taxes, depreciation and amortization) in 1996 was $5.1 million as compared to $5.5 million in 1995.


Year Ended December 31, 1995 Compared with
  Year Ended December 31, 1994

     Total revenues for fiscal 1995 were approximately $8.2 million (21.9 percent) lower than that of 1995. The decline was due to the sale, in 1995, of the Company's Florida and California operations ($4.5 million) plus a reduction in continuing operations ($3.7 million) resulting from lower average revenue per unit (ARPU) and a reduction in units in service. ARPU declined as a result of the emphasis on the sale of pagers (for which the Company does not receive recurring equipment rental revenue) and rates obtained from new subscribers were lower than the rates associated with lost subscribers due to competitive pressure. While revenue rates associated with leased units are higher than rates associated with customer owned units, the Company does not believe that overall profitability of these arrangements is substantially different because of the depreciation costs associated with leased units. The Company's units in service at December 31, 1995 declined by 90,000 units (78,000 units are attributable to the sale of the Florida and California operations) from the 311,000 units in service at December 31, 1994. The decline attributable to the remaining operation is a result of limited capital available to purchase new pagers.

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

          Depreciation expense decreased by $1.1 million (17.8 percent), $462,000 of which was due to the sale of depreciable assets in Florida and California. The decrease experienced by the Company's remaining operations resulted from the lower average price of pagers purchased in 1995 and the decrease in pagers on lease to customers, partially offset by a $465,000 valuation adjustment of pager assets in the fourth quarter of 1995.

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


Liquidity and Capital Resources

     The Company had working capital deficiencies of $58.4 million, $52.4 million, $9.5 million and $2.1 million at December 31, 1996, 1995, 1994 and 1993, respectively. The $6.0 million increase in working capital deficiency from 1995 to 1996 was principally due to increases in accrued interest ($3.2 million), accrued dividends ($1.4 million) and short term borrowings ($900,000). The $42.9 million increase from 1994 to 1995 was principally due to an increase in current debt maturities related to the Company's Senior Credit Facility ($33.2 million) and Subordinated Notes ($14.7 million), offset by decreases in accounts payable ($2.8 million), accrued expenses ($1.5 million) and accrued interest ($700,000). The $7.4 million increase from 1993 to 1994 was principally due to the Company's investment in RCC equipment ($2.0 million), additional purchase price in connection with the Crico acquisition ($1.5 million), and to increases in accrued dividends ($1.4 million), accounts payable ($1.0 million) and accrued interest ($800,000).

     The Company, since its inception, has experienced a deficiency in working capital and recurring losses. In 1995, as a result of non-compliance by the Company with certain covenants of its credit facility (the "Credit Facility"), the terms were modified to accelerate the final maturity to December 29, 1995, and the Subordinated Notes were modified to provide for a final maturity of six months thereafter. On April 26, 1996, the Credit Facility was again modified to provide for a revolving credit loan of $750,000, a waiver of all existing defaults on certain financial and other covenants, the omission of financial covenants effective April 30, 1996 and an extension of the maturity date to November 30, 1996. The Credit Facility was not repaid at maturity causing the Credit Facility to be in default. In addition, the Subordinated Notes matured at December 31, 1996 and are in default (see Note E of Notes to Consolidated Financial Statements). Such debt is classified as a current liability and the Company's current liabilities exceeded its current assets by $58.4 million at December 31, 1996. On April 23, 1996, Page America entered into a definitive agreement to sell substantially all of its assets to Metrocall, Inc. On January 30, 1997, this agreement was amended. The amended agreement provides for a purchase price of (A) $25 million in cash, (B) 1,500 shares of series B Preferred Stock of Metrocall having a stated value of $15 million, (C) 762,960 shares of Metrocall Common Stock, and (D) shares of Metrocall Common Stock or other equity securities having a share value equal to $15 million, subject to adjustment based on changes in the Company's Working Capital Deficit and decreases in service revenue below specified thresholds. Metrocall has the option to substitute cash at closing for all or a portion of the stock consideration. Excluded from the sale are cash, assets related to the employee benefit plans and to the Florida and California operations which had been previously sold, liabilities under the senior credit facility, subordinated debt agreement and NEC America leasing contract and obligations with respect to federal, state and local taxes. This sale is subject to the approval of the Company's shareholders. After expenses, it is anticipated that the sale will result in a gain of approximately $19 million. There is no assurance that the transaction will be consummated.

     Following completion of the sale of its assets to Metrocall, the Company plans to liquidate. The cash to be received by Page America from this sale will not be sufficient for Page America to pay in full in cash its outstanding obligations under the Credit Facility or under the Subordinated Notes or to pay its other outstanding liabilities. The Company anticipates paying off the balance of its obligations from proceeds generated by the sale of Metrocall Common Stock, Common Stock Equivalents and Series B Preferred Stock.

     The value of the assets of Page America to be available for distribution to its shareholders upon liquidation cannot be ascertained at this time and will depend, among other things, on the amount of its remaining liabilities, the number of shares of Metrocall Common Stock or Common Stock Equivalents to be returned to Page America from the escrow and the sale or disposition of the Metrocall common stock, common stock Equivalents and Series B Preferred Stock to be received by Page America pursuant to the Acquisition Agreement. Upon the completion of sale to Metrocall, Page America will not conduct any ongoing business operations or generate any revenues by reason thereof. Accordingly, there can be no assurance that there will be any assets available for distribution to Page America's Shareholders upon liquidation and dissolution.

          At December 31, 1996 the Company had net operating losses of approximately $79.9 million for federal income tax purposes which will expire at varying dates between 1998 and 2011. Certain stockholder transactions have resulted in an ownership change, as defined, which, under the Internal Revenue Code, limits the utilization of the net operating loss carryforwards.

          The Company maintains a policy for delinquent customers of billing and attempting to collect the balance of the unexpired term of their contracts and the value of unreturned leased pagers. In 1996, the Company wrote off approximately $900,000 of accounts receivable against the allowance for doubtful accounts.

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The executive officers and directors of the Company are as follows:

                                                                                              Director or
Name                           Age   Position with Company                                    Officer Since
Kathleen C. Parramore          45    President, Chief Operating Officer and Director              1990
Richard A. Contrera            51    Vice President--RCC Engineering                              1985
Martin Katz                    44    Vice President--Administration
                                     and Chief Financial Officer                                  1995
Martin H. Neidell              50    Secretary                                                    1983
David A. Barry(1)(2)           50    Chairman of the Board, Director and                          1988
                                     Chief Executive Officer
Jack Kadis                     48    Director                                                     1996

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

          Ms. Parramore has been President and Chief Operating Officer of the Company since March 1995 and a Director since 1996. She was Vice President from December 1990 until 1995. She has been employed by the Company since April 1990. From 1989 to 1990, she was general manager of Nationwide Cellular; from 1987 to 1989, she was Chief Financial Officer of American Mobile Communications; and from 1984 to 1987, she was Chief Financial Officer of AT&T Intelliserve.

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

          Mr. Neidell has been Secretary of the Company since 1983. For more than the past five years, Mr. Neidell has been a partner of Stroock & Stroock & Lavan LLP, counsel to the Company.

          Mr. Barry has been President of Bariston Associates, Inc. since April 1986. He has been acting as Chairman of the Board and Chief Executive Officer of the Company since August 1, 1995. Mr. Barry was Managing Director and Principal of Winthrop Financial Associates from September 1982 to April 1986. Prior thereto Mr. Barry was a Managing Director of Paine Webber Incorporated.

          Mr. Kadis has been a director since 1996. Mr. Kadis has been Executive Vice President of Bariston Associates, Inc. for the past ten years.

          The Company's non-employee Directors are entitled to annual fees of $1,500 and $250 for each meeting attended, plus reimbursement for expenses in attending meetings. Messrs. Barry and Kadis have waived their right to these fees.

Item 11.  Executive Compensation

          The following table sets forth information concerning compensation paid to the Company's Chief Executive Officer and to each of the other most highly compensated executive officers of the Company whose salary and bonus for 1996 exceeded $100,000. Mr. Barry, the Chief Executive Officer, does not receive any compensation for service in such capacity.

                                            SUMMARY COMPENSATION TABLE
=============================================================================================================================
                                                         ANNUAL COMPENSATION                   Long Term Compensation

Name and Principal              Year         Salary             Bonus             Other             Options          All Other
Position                                       ($)               ($)             Annual               (#)           Compensation(1)
                                                                                Comp. ($)                                ($)
----------------------------------------------------------------------------------------------------------------------------------
Kathleen C. Parramore           1996        $165,000           $25,000                                               $2,807
President, Chief
Operating Officer
and Director
                                1995        $160,673              -                               150,000             $4,957
                                1994        $140,000           $39,000
-----------------------------------------------------------------------------------------------------------------------------
Martin Katz                    1996         $150,000           $20,000                                                $2,045
Vice President
                               1995         $102,692              -                                75,000             $1,038
----------------------------------------------------------------------------------------------------------------------------------
Richard A. Contrera             1996        $110,140           $10.000                                                $1,377
Vice President
                                1995        $110,039              -                                                   $5,173
                                1994        $104,745             $7,867
==================================================================================================================================

(1)      Consists of Company matching contributions under the Company's Stock Purchase Plan and $650 in premiums on an insurance policy on the life of Ms. Parramore under which she designates the beneficiaries.

Agreements

     Ms. Parramore is employed under an employment agreement with the Company which expires on February 28, 1997 and provides for an annual salary at the rate of $165,000 per year, plus a discretionary bonus. The agreement is automatically extended for successive one year periods unless terminated by Page America or Ms. Parramore at least three months prior to any expiration date. Page America may terminate this agreement at any time, with or without cause; provided, however, that if such termination is without cause, Ms. Parramore will be entitled to receive her salary for one year. Upon the closing of the acquisition of assets by Metrocall, Ms. Parramore will be entitled to receive a severance payment of $165,000 payable in twelve equal monthly installments commencing after the closing. This payment will not be made if Ms. Parramore becomes employed by Metrocall. In May, 1996, Ms. Parramore received a cash bonus of $25,000. Upon closing of the acquisition, Ms. Parramore will be entitled to a further cash bonus of approximately $5,400.

          Upon closing of the Acquisition, Mr. Katz will be entitled to a six month severance payment of $75,000, payable in six equal monthly installments commencing after the closing. This payment will not be made if Mr. Katz becomes employed by Metrocall. In May, 1996, Mr. Katz received a cash bonus of $20,000. Upon closing of the Acquisition, Mr. Katz will be entitled to a further cash bonus of approximately $12,400.

          The Company also entered into an employment arrangement with Richard Contrera. Page America paid a cash bonus of $10,000 to Mr. Contrera in May, 1996, agreed to a second cash payment of $10,000 at the end of his employment with Page America and an additional $10,000 for each of the four months following termination of his employment with Page America.

Stock Option Grants and Exercises

          There were no stock options granted during the fiscal year ended December 31, 1996.

          The following table sets forth information with respect to the named executives concerning exercise of options during the fiscal year ended December 31, 1996 and unexercised options held at December 31, 1996. The value of unexercised, in-the-money options at December 31, 1996 is the difference between the exercise price of options and the fair market value of Page America's Common Stock on December 31, 1996. The last available price quotation was on April 16, 1996 and, therefore, current price quotations are not available.


                                           STOCK OPTION EXERCISES TABLE
                                       FOR THE YEAR ENDED DECEMBER 31, 1996
                                               YEAR END STOCK VALUE
==================================================================================================================================
                                                                    Number of Unexercised                  Value of Unexercised
                                                                         Options at                       In-the-Money Options at
                                 Shares           Value                Fiscal Year-End                      Fiscal Year End ($)
           Name                Acquired on      Realized
                              Exercise (#)         ($)
                                                           -----------------------------------------------------------------------
                                                               Exercisable       Unexercisable       Exercisable      Unexercisable
                                                                   (#)                (#)

Kathleen C. Parramore               0               0            37,000             120,500               0                   0
-----------------------------------------------------------------------------------------------------------------------------------
Martin Katz                         0               0            15,000             60,000                0                   0
-------------------------------------------------------------------------------------------------------------------------------- -
Richard A. Contrera                 0               0             5,000                0                  0                   0
===================================================================================================================================


Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth certain information with respect to beneficial ownership of Common Stock at January 31, 1997 by (i) each person known by the Company to beneficially own more than five percent of outstanding Common Stock, (ii) each Director of the Company, (iii) each of the most highly compensated executive officers of the Company and (iv) all Directors and executive officers of the Company as a group. Except as noted below, each person or entity has sole voting and investment power with respect to all shares listed as owned by such person or entity.


Name and Address                                                         Number(1)                 Percent of Class
David A. Barry(2)                                                        8,104,940                    33.6%
One International Place
Boston, MA 02110

Jack Kadis(2)                                                            8,069,113                    33.5%
One International Place
Boston, MA 02110

Bariston Paging Partners, L.P.(2)                                        7,781,837                    32.7%
c/o Bariston Associates, Inc.
One International Pl.
Boston, MA 02110

T. Rowe Price High Yield Fund, Inc.(3)                                   2,264,135                    12.4%
100 East Pratt Street
Baltimore, MD 21202

T. Rowe Price Strategic Partners Associates, Inc.(4)                       974,401                     5.7%
100 East Pratt Street
Baltimore, MD 21202

Sandler Mezzanine General Partnership(5)                                 1,497,464                     8.5%
767 Fifth Avenue
New York, NY 10153


Revy Investment Co., Inc.(6)                                             1,022,724                     6.0%
1900 Wilshire Blvd.
Los Angeles, CA 90024

Richard Contrera(7)                                                         25,757                     *

Kathleen Parramore(8)                                                      168,624                     1.0%

Martin Katz(9)                                                              75,000                     *

Directors and executive officers as a group(10)                            296,467                     1.8%
(5 persons)

*    Less than one percent.

(1) Assumes exercise of options or warrants to purchase shares of Common Stock and conversion of shares of Series One Convertible Preferred Stock into shares of Common Stock.

(2) David A. Barry is a director of the Company elected by the holders of the Company's Series One Convertible Preferred Stock. Mr. Barry and Jack Kadis are the general partners of BHI Associates VI, L.P., which is the sole general partner of Bariston Paging Partners, L.P. ("Bariston Paging").
     Messrs.  Barry and Kadis are the controlling shareholders of Bariston
     Holdings, Inc., which is the sole shareholder of Bariston Associates, Inc.
     ("Bariston") and Bariston Securities, Inc. The total number of shares listed above include 156,242 shares of Series One Convertible Preferred
     Stock owned by Bariston Paging; 2,254 shares of Series One Convertible
     Preferred Stock owned by Bariston Associates; 378 shares of Series One
     Convertible Preferred Stock owned by Mr. Barry, which are convertible into an aggregate of 3,530,180 shares of Common Stock; 125,778 shares of Common
     Stock issuable upon exercise of warrants owned by BHI Associates VI, L.P.;
     41,672 shares of Common Stock issuable upon exercise of warrants owned by Bariston; 4,310,140 shares of Common Stock owned by Bariston Paging; 69,742 shares of Common Stock owned by Bariston; and 27,428 shares of Common Stock owned by Mr. Barry. Messrs. Barry and Kadis disclaim beneficial ownership of the portion of the foregoing shares in which they have no actual pecuniary interest.

(3) Consists of 20,000 shares of Series One Convertible Preferred Stock convertible into an aggregate of 444,400 shares of Common Stock; warrants to purchase 711,111 shares of Common Stock at an exercise price of $3.50 per share; and 1,108,624 shares of Common Stock.

(4)  T. Rowe Price Strategic Partners Associates, Inc. is the general partner of
     T. Rowe Price Strategic Partners Fund, L.P. (the "Fund") and T. Rowe Price
     Strategic Partners Fund II, L.P. ("Fund II"). Consists of 5,642 shares of
     Series One Convertible Preferred Stock convertible into an aggregate of 125,365 shares of Common Stock and warrants to purchase 15,200 shares of Common Stock at an exercise price of $3.50 per share and 356,358 shares of Page America Common Stock owned by the Fund and 12,918 shares of Series One
     Convertible Preferred Stock convertible into an aggregate of 287,037 shares of Common Stock and warrants to purchase an aggregate of 34,800 shares of Common Stock at an exercise price of $3.50 per share and 155,641 shares of Common Stock owned by Fund II.

(5) Sandler Mezzanine General Partnership is the investment General Partner of each of Sandler Mezzanine T-E Partners, L.P. ("TE"), Sandler Mezzanine
     Partners, L.P. ("SM") and Sandler Mezzanine Foreign Partners, L.P. ("FP").
     Consists of 5,390, 12,020, and 2,590 shares of Series One Convertible
     Preferred Stock owned by TE, SM, and FP, respectively, which are convertible into an aggregate of 444,400 shares of Common Stock; 164,022, 365,782, and 78,815 shares of Common Stock owned by TE, SM and FP, respectively; and warrants to purchase 119,823, 267,200 and 57,422 shares of Common Stock owned by TE, SM, and FP, respectively, at an exercise price of $3.50 per share.

(6)  Includes 551,729 shares of Common Stock and 20,000 shares of Series One
     Convertible Preferred Stock convertible into an aggregate of 444,400 shares of Common Stock.

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

(10) Includes 237,500 shares of Common Stock issuable upon exercise of options owned by all executive officers and Directors; 23,140 shares of Common
     Stock vested under the Company's Stock Purchase Plan; 27,428 shares of
     Common Stock; and 378 shares of Series One Convertible Preferred Stock which are convertible into 8,399 shares of Common Stock.


Item 13.  Certain Relationships and Related Transactions

          Bariston Associates, Inc. ("Bariston") has been engaged by the Company to provide investment banking functions for which it receives an annual fee of $105,000, subject to cost of living adjustments. This agreement will terminate upon the earlier to occur of Bariston and its affiliates ceasing to control a majority of the Series One Convertible Preferred Stock or Common Stock issued upon conversion thereof or Bariston and its affiliates owning less than 20 percent of the Company's fully diluted shares of Common Stock. At December 31, 1996, Page America owed to Bariston the amount of $288,565, which amount is expected to be paid at the closing of the Acquisition.

          Holders of a majority of Series One Convertible Preferred Stock, as a class, have the right to elect two directors of the Company. In addition, if any dividend payments are not made to the holders of shares of Series One Convertible Preferred Stock, the dividend rate will increase to 15% per annum and the holders of a majority of Series One Convertible Preferred Stock will be entitled to elect an additional director of the Company. If a change in control of the Company occurs, the holders of Series One Convertible Preferred Stock have the right to cause the Company to repurchase such stock at its liquidation value, plus accrued dividends. Bariston Paging Partners, L.P. holds a majority of the Series One Convertible Preferred Stock. Mr. Barry and Mr. Kadis are the directors elected by the holders of Series One Convertible Preferred Stock. The holders of a majority of the Series One Convertible Preferred Stock have agreed that as long as they continue to own a majority of such stock they will vote for a nominee designated by the holders of a majority of such stock.

          David A. Barry and Jack Kadis, directors of the Company, are affiliated with Bariston Securities, Inc. and Bariston.

          All of the terms and provisions of the foregoing transactions were determined on an arms length basis. The Company believes that the terms of these transactions were no less favorable to the Company than those which could have been obtained from unaffiliated third parties.

          Certain shareholders of Page America, including Bariston Paging Partners, who in the aggregate beneficially owned approximately 6,097,125 shares of Page America Common Stock and 198,496 shares of Series One Preferred Stock, or approximately 48% of the voting rights, have entered into the Stockholders Agreement pursuant to which they have agreed to vote all of their shares of Page America Common Stock and Series One Preferred Stock for the approval of the Metrocall transaction. In addition, pursuant to the Stockholders Agreement, such shareholders have also agreed to vote at any meeting of shareholders of Page America against (i) any other acquisition proposal or (ii) any amendment to Page America's Articles of Incorporation or By-Laws or other proposal or transaction involving Page America or any of its subsidiaries which amendment or other proposal or transaction would in any manner impede, frustrate, prevent or nullify the Metrocall transaction. Pursuant to the terms of the Stockholders Agreement, each such shareholder has granted Metrocall an option to purchase all of such shareholders' shares of Page America Common Stock and Series One Preferred Stock, which option is exercisable in the event that the Metrocall transaction is terminated by Page America as a result of the receipt by Page America of an acquisition proposal that is financially superior and is reasonably capable of being financed. Under the terms of the option, Metrocall will pay for each share of (i) Common Stock, the average of the last sales price per share on the AMEX for the twenty consecutive trading days immediately prior to the date of execution of the Stockholders Agreement, and (ii) Series One Preferred Stock, $105.00, its liquidation preference.

                                    Part IV

Item 14.  Exhibits and Financial Statement Schedules and Reports on Form 8-K.

         (a)(1). Financial Statements. The following consolidated financial statements of Page America Group, Inc. and Subsidiaries, required by Part II, Item 8, are included in Part IV of this report:

                  Report of Independent Auditors

                  Consolidated Balance Sheets at December 31, 1996 and December 31, 1995.

                  Consolidated Statements of Operations for the years ended December 31, 1996, December 31, 1995, and December 31, 1994.

                  Consolidated Statements of Cash Flows for the years ended December 31, 1996, December 31, 1995, and December 31, 1994.

                  Consolidated Statement of Stockholders' Equity (Deficit) for the years ended December 31, 1996, December 31, 1995 and December 31, 1994.

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

     10.3 Credit Agreement dated as of December 30, 1993 by and among Page America Group, Inc., its subsidiaries and NationsBank of Texas, N.A., Canadian Imperial Bank of Commerce, Fleet National Bank and State Street Bank and Trust Company. Incorporated by reference to Exhibit
          10.3 to 1993 10-K.10.4 Subordinated Promissory Note, Preferred Stock, Common Stock and Warrant Purchase Agreement dated as of December 30, 1993, by and among Page America Group, Inc., its subsidiaries and various purchasers parties thereto. Incorporated by reference to
          Exhibit 10.4 to 1993 10-K.

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

     10.9 Amended and Restated Asset Purchase Agreement by and among Page America Group, Inc., certain of its subsidiaries and Metrocall, Inc. dated as of January 30, 1997. Incorporated by reference to Exhibit 2.2 to Metrocall's Registration Statement on Form S-4 filed with the Commission on February 5, 1997.

     10.10 Asset Purchase Agreement dated as of February 24, 1995 by and among Paging Network of Florida, Inc., Page America Group, Inc. and various subsidiaries of Page America Group, Inc. Incorporated by reference to
          Exhibit 10.10 to 1994 10-K.

     10.11 Consulting and Non-Competition Agreement dated August 1, 1995 between Registrant and Steven L. Sinn. Incorporated by reference to Exhibit
          10.11 to 1995 10-K.

     10.12 Third Amendment dated as of July 28, 1995 to Credit Agreement dated as of December 30, 1993 by and among Page America Group, Inc., its subsidiaries, and bank lenders. Incorporated by reference to Exhibit
          10.12 to 1995 10-K.

     10.13 Indenture dated as of June 30, 1994 among Page America Group, Inc., its subsidiaries, and American Stock Transfer and Trust Company, as Trustee. Incorporated by reference to Exhibit 4 to Registration Statement on Form S-4 (File No. 33-77832).


     10.14 Amendment dated as of July 28, 1995 to Indenture dated as of June 30, 1994 by and among Page America Group, Inc., its subsidiaries, and American Stock Transfer and Trust Company, as Trustee. Incorporated by reference to Exhibit 10.14 to 1995 10-K.

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

                                          PAGE AMERICA GROUP, INC.

March 21, 1997
                                          By: /s/ Kathleen C. Parramore
                                              Kathleen C. Parramore
                                              President, Chief Operating Officer
                                              and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                           Title                              Date

/s/ David A. Barry           Chairman of the Board and
    David A. Barry           Chief Executive Officer            March 21, 1997

/s/ Kathleen C. Parramore    Director                           March 21, 1997
    Kathleen C. Parramore

/s/ Jack Kadis               Director                           March 21, 1997
    Jack Kadis

/s/ Martin Katz              Chief Financial Officer           March 21, 1997
    Martin Katz

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page

Report of Independent Auditors                                         F-2

Consolidated Balance Sheets at December 31, 1996 and
  December 31, 1995                                                    F-3

Consolidated Statements of Operations for the years
  ended December 31, 1996, December 31, 1995,
  and December 31, 1994                                                F-5

Consolidated Statements of Cash Flows for the
  years ended December 31, 1996, December 31, 1995, and
  December 31, 1994                                                    F-6

Consolidated Statement of Shareholders' Equity (Deficit)
  for the years ended December 31, 1996, December 31, 1995,
  and December 31, 1994                                                F-8

Notes to Consolidated Financial Statements                             F-9

                         REPORT OF INDEPENDENT AUDITORS



Shareholders and Board of Directors
Page America Group, Inc.

     We have audited the accompanying consolidated balance sheets of Page America Group, Inc. and subsidiaries as of December 31, 1996 and December 31, 1995, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Page America Group, Inc. and subsidiaries at December 31, 1996 and December 31, 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

          The accompanying consolidated financial statements have been prepared assuming that Page America Group, Inc. will continue as a going concern. As shown in the financial statements, the Company has incurred losses of $8.1 million and $13 million for the years ended December 31, 1996 and 1995. Losses from operations in recent years have significantly weakened the Company's financial position and its ability to purchase paging equipment and meet current operating expenses. Further, as discussed in Note A, the Company is in default of its debt agreements under which it has outstanding borrowings of $51 million, including $34 million of borrowings under a credit facility with certain banks which is secured by substantially all of the assets of the Company. Such debt is classified as a current liability and the Company's current liabilities exceeded its current assets by $58 million at December 31, 1996. Management's plans in regard to these matters which are also described further in Note A, include the sale of substantially all of the Company's net operating assets in 1997 and the liquidation of the Company thereafter. These planned transactions require the approval of the Company's shareholders, lenders and certain other creditors.

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

Hackensack, New Jersey
March 12, 1997

                    Page America Group, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                ($ In Thousands)

                                                            December 31,
                                                  1996               1995
     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                     $    290            $    751
  Accounts receivable, net of allowance
     for doubtful
    accounts of $278 and $277                        899               1,017
  Prepaid expenses and other current assets          672                 944
     Total current assets                          1,861               2,712

EQUIPMENT, less accumulated depreciation
     and amortization                              5,382               6,662

OTHER ASSETS
  Certificates of authority, net of accumulated
    amortization of $3,821 and $3,216             20,363               20,968
  Customer lists, net of accumulated amortization
    of $8,537 and $7,992                           3,232                3,776
  Other intangibles, net of accumulated
    amortization of $3,472 and $3,184              8,220                8,945
  Deferred financing costs, net                      --                    32
  Deposits and other non-current assets              503                  908
                                                  ---------           ---------
                                                  32,318               34,629
                                                $ 39.561             $ 44,003

            The accompanying notes are an integral part of these statements.


                                         Page America Group, Inc. and Subsidiaries

                                          CONSOLIDATED BALANCE SHEETS (continued)
                                            ($ In Thousands, except share data)
                                                                                             December 31,
                                                                                        1996                1995
     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Current maturities of long-term debt                                                $  51,814             $  48,666
  Accounts payable                                                                        1,620                 1,982
  Accrued expenses and other liabilities                                                  2,187                 1,535
  Preferred dividends payable                                                             2,864                 1,432
  Customer deposits                                                                         249                   299
  Deferred revenue                                                                        1,536                 1,242
                                                                                      ----------            ---------
    Total current liabilities                                                            60,270                55,156

LONG-TERM DEBT, less current maturities                                                      37                    69

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
 Series One Convertible Preferred Stock, 10% cumulative, $.01 par value, authorized 310,000 shares; issued and outstanding--
  286,361 shares; liquidation value--$105 per share                                      30,068                30,068
Common stock--$.10 par value, authorized--100,000,000 shares;
 issued and outstanding 16,037,095 and 8,052,305 shares                                   1,604                   805
Paid-in capital                                                                          53,501                52,850
Accumulated deficit                                                                    (105,919)              (94,945)
                                                                                       ---------              --------
                                                                                        (20,746)              (11,222)
                                                                                        ---------             --------
                                                                                       $ 39,561              $ 44,003
                                                                                       ===========          ==========
    The accompanying notes are an integral part of these statements.

                                         Page America Group, Inc. and Subsidiaries

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                          ($ In Thousands, except per share data)

                                                                     Years Ended December 31,
                                                            1996                 1995                 1994
Service revenues                                            $20,074              $26,415               $32,693
Sales revenues                                                1,910                2,692                 4,565
                                                            --------             -------                -------
   Total revenues                                            21,984               29,107                37,258
Operating expenses:
 Cost of service                                              2,128                2,640                 2,943
 Cost of sales                                                1,284                1,723                 2,766
 Selling                                                      3,988                6,066                 6,842
 General and administrative                                   6,270                8,923                10,653
 Technical                                                    3,190                4,262                 4,685
 Depreciation                                                 4,297                5,235                 6,370
 Amortization and write-off of
  intangibles                                                 1,876                3,350                 4,447
                                                             --------            -------                -------
                                                             23,033               32,199                38,706
                                                             --------            --------               -------
   Operating loss                                            (1,049)              (3,092)               (1,448)

Interest expense                                             (6,153)              (6,263)               (5,102)
Other income (expenses)
 (Loss) gain on disposal of assets                              (91)                (657)                  371
 Amortization and write-off
  of deferred costs                                             (80)              (2,688)                 (437)
 Other                                                         (737)                (393)                 (412)
                                                            ---------            ---------               -------
                                                               (908)              (3,738)                 (478)
                                                            ---------            ---------               -------
Net loss                                                     (8,110)             (13,093)               (7,028)

Preferred stock dividend requirements                        (2,864)              (2,863)               (3,023)
Net loss applicable to common stock                        $(10,974)            $(15,956)             $(10,051)
                                                           =========            =========             =========
Loss per common share                                        $(0.88)              $(2.01)               $(1.55)
                                                           =========            =========             =========

Weighted average number of shares
  outstanding                                            12,497,800            7,936,410             6,463,889
                                                         ===========           ==========            ==========


                The accompanying notes are an integral part of these statements.


                                         Page America Group, Inc. and Subsidiaries

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     ($ In Thousands)
                                           Decrease in Cash and Cash Equivalents

                                                                          Years Ended December 31,
                                                                 1996                   1995                 1994

Net loss                                                      $( 8,110)            $(13,093)            $( 7,028)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                  6,253                9,690               11,254
  Write-off of deferred financing costs                           --                  1,584                  --
  Net book value of pagers sold                                  1,164                1,596                2,731
  Provision for losses on accounts receivable                      908                  710                1,703
  Provision for lost pagers                                        238                  249                  342
  Non cash interest expense                                      1,950                1,950                  --
  Loss (gain) on disposal of assets                                 91                  657                 (371)
  Other                                                            492                  578                  204
  Change in assets and liabilities:
     Increase in accounts receivable                              (790)                (374)                (698)
     Decrease (increase) in prepaid expenses and other
      assets                                                       170                  279                 (245)
     (Decrease) increase in accounts payable                      (293)              (1,759)                  83
     Increase (decrease) in accrued expenses                       671                 (219)                 229
     Increase (decrease) in customer deposits and
      deferred revenue                                             244                 (532)                 398
        Net cash provided by operating activities                2,988                2,064                8,602

Cash flows from investing activities:
     Capital expenditures                                       (3,523)              (5,938)              (8,016)
     Licensing costs                                              --                   (206)              (1,016)
     Acquisitions and related liabilities                         --                    --                  (265)
     Net proceeds from disposal of assets                          616               17,473                  416
        Net cash (used in) provided by investing activities     (2,907)              11,329               (8,881)

Cash flows from financing activities:
     Proceeds from issuance of debt                              1,337                  116                  --
     Principal payments on debt                                 (1,562)             (13,077)                (919)
     Costs related to financing of debt                           (129)                (741)                (177)
     Costs related to planned Metrocall transaction               (188)                  --                  --
     Cost related to issuance of preferred and common stock        --                   (68)                (409)
        Net cash used in financing activities                     (542)             (13,770)              (1,505)

Net decrease in cash and cash equivalents                         (461)                (377)              (1,784)

Cash and cash equivalents at beginning of period                   751                1,128                2,912

Cash and cash equivalents at end of period                   $     290            $     751             $  1,128


                             The accompanying notes are an integral part of these statements.

                    Page America Group, Inc. and Subsidiaries

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                ($ In Thousands)

                                                                    Years Ended December 31,
                                                             1996                  1995                1994


Supplemental schedule of noncash investing and financing activities:

Dividends accrued on preferred stock                        $ 2,864              $ 1,432              $ 1,444
Dividends added to the liquidation value of
  preferred shares                                              --                 1,432                   --
Common stock issued in connection
  with acquisition                                              --                 1,471                   --
Common stock issued to employee stock
  purchase plan                                                  22                   16                  130
Common stock adjustment relating to
  Crico asset acquisition                                       --                    --                 1,471
Common stock issued as payment on preferred stock             1,432                1,445                 1,527
Capital expenditures in accounts payable and
  accrued expenses                                               31                   94                 1,367
Capital expenditures financed                                   989                1,287                   --



                             The accompanying notes are an integral part of these statements.


                                         Page America Group, Inc. and Subsidiaries
                                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                     ($ In Thousands)

                                           Series One          Series C                             Paid-in
                                         Preferred Stock    Preferred Stock        Common Stock     Capital    Accumulated
                                         Shares   Amount     Shares   Amount    Shares     Amount    Amount       Deficit    Total

Balance at January  1, 1994             305,768   $30,577    131,479  $1,831   5,999,322    $600    $45,069      $(68,980)  $9,097
Issuance of Common Stock:
  To employee stock purchase plan
     and trust                                                                    33,548       3        127                    130
  For dividends on Preferred
     Stock-Series One                                                            406,220      40      1,487                  1,527
  Purchase price adjustment
  related to an acquisition                                                      (38,000)     (4)      (163)                   (167)
Conversion of Preferred Stock           (16,887)   (1,689)   (18,970)   (264)    394,197      40      1,913                       0
Preferred Stock-Series C Exchange                           (112,509) (1,567)    306,581      31      1,536                       0
Expenses related to issuance of
 Common Stock and Preferred
 Stock-Series One                                                                                      (139)                   (139)
Dividends declared on Preferred
   Stock                                                                                                           (2,981)   (2,981)
Net loss                                                                                                           (7,028)   (7,028)
Balance at December 31, 1994            288,881    28,888                      7,101,868     710     49,830       (78,989)     439
Issuance of Common Stock:
  To employee stock purchase plan
    and trust                                                                     20,912       2         14                     16
  For dividends on Preferred
  Stock-Series One                                                               437,629      44      1,401                  1,445
  Purchase price adjustment related
  to an acquisition                                                              435,903      43      1,427                  1,470
Conversion of Preferred Stock            (2,520)     (252)                        55,993       6        246                      0
Dividends added to the liquidation
 value of Preferred Stock                            1,432                                                                   1,432
Expenses related to issuance of
  Common Stock                                                                                           (68)                   (68)
Dividends declared on Preferred Stock                                                                              (2,863)   (2,863)
Net loss                                                                                                          (13,093)  (13,093)
Balance at December 31, 1995            286,361    30,068          0         0 8,052,305     805     52,850       (94,945)  (11,222)
Issuance of Common Stock:
  To employee stock purchase plan
     and trust                                                                    85,200       9         13                     22
  For dividends on Preferred Stock
    -Series One                                                                7,899,590     790        642                  1,432
Expenses related to issuance of
  Common Stock                                                                                           (4)                     (4)
Dividends declared on Preferred Stock                                                                              (2,864)   (2,864)
Net Loss                                                                                                           (8,110)   (8,110)
Balance at December 31, 1996           286,361   $30,068            0      $0 16,037,095  $1,604    $53,501     $(105,919) $(20,746)


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

          INTEREST RATE PROTECTION--On December 30, 1993, the Company entered into a new senior credit facility with certain banks. On February 15, 1994, the Company entered into an interest rate cap agreement which protected the Company against increases in interest rates on $25 million of this debt. The cost of this agreement was fully amortized as of December 31, 1996.

          LOSS PER SHARE--Loss per share is computed based upon the weighted average number of common shares outstanding during the periods presented and is computed after giving effect to preferred stock dividend requirements. Stock options, warrants and the assumed conversion of the convertible preferred stock have not been included in the calculation, since their inclusion would be anti-dilutive for each of the periods presented.

     NET LOSSES AND MANAGEMENT'S PLANS--The accompanying financial statements have been prepared on a going concern basis. The Company, since its inception, has experienced a deficiency in working capital and recurring losses. In 1995, as a result of non-compliance by the Company with certain covenants of its credit facility (The "Credit Facility"), the terms were modified to accelerate the final maturity to December 29, 1995, and the subordinated notes were modified to provide for a final maturity of six months thereafter. On April 26, 1996, the Credit Facility was again modified to provide for a revolving credit loan of $750,000, a waiver of all existing defaults on certain financial and other covenants, the omission of financial covenants effective April 30, 1996 and an extension of the maturity date to the earlier of November 30, 1996 or the completion of the sale of the Company's assets to Metrocall, Inc. The Credit Facility has not been repaid and the lenders have declared the Company in default. In addition, the Subordinated Notes matured at December 31, 1996 and are in default. (see Note E of Notes to Consolidated Financial Statements). Such debt is classified as a current liability and the Company's current liabilities exceeded its current assets by $58.4 million at December 31, 1996. The Company has entered into a definitive agreement to sell substantially all its assets to Metrocall, Inc. The cash to be received by Page America from this sale will not be sufficient for Page America to pay in full in cash its outstanding obligations under the Credit Facility or under the Subordinated Notes or to pay its other outstanding liabilities. Page America is negotiating with the creditors to satisfy its obligations. In addition, the consent of Page America's lenders is required for the sale to Metrocall. There is no assurance that Page America will be able to reach agreement with its creditors. There can be no assurance that this transaction will be completed or that the Company will have sufficient funds to finance its operations, which continue to show losses, through the year ending December 31, 1997.

          All of these matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classifications of liabilities that may result from the outcome of this uncertainty.

     Following completion of the sale of its assets to Metrocall, the Company plans to liquidate.

 NOTE B--SALE OF FLORIDA AND CALIFORNIA OPERATIONS

          On July 28, 1995, the Company sold its California and Florida paging assets for a cash sale price of $19.4 million. At December 31, 1996, cash proceeds of $500,000 are being held in escrow and are scheduled to be released to the Company in 1997, as provided for in the agreement. Part of the proceeds was used to reduce the Company's senior debt by $11.8 million and to prepay interest of $1.2 million through December 29, 1995. In connection with this sale, the Company incurred expenses amounting to approximately $1.0 million. This sale included approximately 78,000 pagers, two statewide and several regional frequencies. The assets sold had a net book value of approximately $19.1 million and consisted of the assets which the Company acquired from Crico Communications Corporation ("Crico") on December 30, 1993 and the 900 Mhz channel which is licensed to provide state-wide coverage in California which the Company acquired in 1994 for a purchase price of $500,000. The purchase price paid by the Company for the Crico assets consisted of $12,650,000 in cash paid to Crico's lenders, the issuance of an aggregate of 1,435,903 shares of Common Stock to Crico's lenders and the issuance of 240,000 shares of Common Stock and warrants to purchase 130,000 shares of Common Stock at an exercise price of $5.00 per share to a company related to certain shareholders of Crico. As a result of the sale, the Company incurred a loss of approximately $718,000.


NOTE C--PLANNED SALE OF NEW YORK AND CHICAGO OPERATIONS

          On April 23, 1996, Page America entered into a definitive agreement to sell substantially all of its assets to Metrocall, Inc. On January 30, 1997, this agreement was amended. The amended agreement provides for a purchase price of (A) $25 million in cash, (B) 1,500 shares of series B Preferred Stock of Metrocall having a stated value of $15 million, (C) 762,960 shares of Metrocall Common Stock, and (D) shares of Metrocall Common Stock or other equity securities having a share value equal to $15 million, subject to adjustment based on changes in the Company's Working Capital Deficit and decreases in service revenue below specified thresholds. Metrocall has the option to substitute cash at closing for all or a portion of the stock consideration. Excluded from the sale are cash, assets related to the employee benefit plans and to the Florida and California operations which had been previously sold, liabilities under the senior credit facility, subordinated debt agreement and NEC America leasing contract and obligations with respect to federal, state and local taxes. This sale is subject to the approval of the Company's shareholders. There is no assurance that the transaction will be consummated.

NOTE D--BALANCE SHEET CLASSIFICATIONS ($ In Thousands)

         Prepaid expenses and other current assets comprise the following:


                                                            December 31,
                                                         1996          1995

    Current portion of escrow amount from the
     sale of Florida and California assets               $502          $502
    Other current assets                                  170           442
                                                         $672          $944

    Equipment consists of the following:

                                                            December 31,
                                                        1996            1995
    Pagers                                             $6,510          $8,164
    Radio common carrier equipment                     13,282          12,914
    Office equipment                                    3,939           3,946
    Leasehold improvements                                614             614
    Building and land                                      64              64
                                                       24,409          25,702
    Less accumulated depreciation and
      amortization                                    (19,027)        (19,040)
                                                       $5,382          $6,662


    Accrued expenses and other liabilities comprise the following:

                                                           December 31,
                                                       1996             1995
    Interest                                           $751             $101
    Taxes                                               768              818
    Salaries and bonuses                                132              366
    Professional services                               116               95
    Other                                               420              155
                                                     $2,187           $1,535


NOTE E--LONG-TERM DEBT

         Long-term debt is as follows:

                                                       December 31,
                                                1996                  1995
                                                     ($ In Thousands)

         Bank credit facility                  $33,948              $33,200
         Subordinated notes (including
           deferred interest)                   16,900               14,667
         Other                                   1,003                  868
                                                51,851               48,735

         Less current maturities                51,814               48,666
                                               $    37              $    69

     On December 30, 1993, the Company entered into a senior secured credit facility with certain banks. The bank credit facility replacing the Company's then existing credit facility, provided for an $11.27 million reducing revolving credit line and a $45 million term loan facility, each with an original final maturity of March 31, 2000. At closing, the Company paid a fee to the Banks in the amount of $951,550. The Company was also required to pay the Banks a commitment fee of 0.5 percent on the unused balance of the revolving credit facility and annual fees of $55,000. The Company canceled its revolving credit facility effective November 29, 1994. Payments on the Credit Facility initially were to be interest only with mandatory principal payments due quarterly beginning on September 30, 1995.

     On July 28,1995, concurrent with the sale of the Company's Florida and California paging assets, the Credit Facility was amended. Among other things, the amendment provided for an acceleration of the maturity to December 29, 1995 and modified the financial covenants so that the Company would no longer be in default as of the amendment date. The Company used the net proceeds from the sale of its Florida and California operations to reduce the debt by $11.8 million and prepay interest at the LIBOR rate from August 1, 1995 through December 29, 1995. In the third fiscal quarter of 1995, the Company recorded a charge of approximately $1.8 million related to the amended agreement which includes the write-down of deferred financing costs of approximately $1.1 million. On April 26, 1996, the Company's Credit Facility was again modified to provide for a revolving credit loan of $750,000, a waiver of all existing defaults on certain financial and other covenants, the omission of financial covenants effective April 30, 1996 and an extension of the maturity date to the earlier of November 30, 1996 or the completion of the sale of the Company's assets to Metrocall, Inc.The Credit Facility has not been repaid and the lenders have declared the Company in default. The Credit Facility is secured by substantially all the assets of the Company. At December 31, 1996, the interest rate was prime of 8.25 percent plus margin of 1.75 percent and 3.75 percent on the term loan and revolving credit loan, respectively.

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

          On July 28, 1995, the subordinated notes were modified to provide for a final maturity of six months subsequent to the final maturity of the Credit Facility and to defer the cash payment of interest until maturity. The subordinated notes were due on December 31, 1996 and have not been paid. The Company is in default on payment of the subordinated notes. Commencing January 1, 1995, interest is increased from 12 to 15 percent per annum, compounded semi-annually and is satisfied by the issuance of additional promissory notes with terms substantially identical to the subordinated notes, as amended. In 1995 the Company recorded a charge of approximately $500,000 related to the modified agreement, which includes the write-down of deferred financing costs of approximately $479,000. If a change in control of the Company occurs, the note holders will have the right to require the Company to repurchase the notes at par plus accrued interest.

     Interest payments for the fiscal years 1996, 1995 and 1994 were $3.3 million, $4.5 million and $4.1 million, respectively.

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

NOTE G--SHAREHOLDERS' EQUITY

          Series One Convertible Preferred Stock--The Series One Convertible Preferred Stock has a 10 percent dividend, payable semi-annually in arrears and is convertible into Common Stock at $4.50 per share, subject to certain anti-dilution provisions. Payment of dividends may be made in cash or in Common Stock of the Company. Any dividend payments not made when permitted under the Credit Facility and the Subordinated Note Financing will result in, among other things, an increase in the dividend rate to 15 percent per annum and entitle holders of the majority of the Series One Convertible Preferred Stock to elect an additional representative to the Board of Directors of the Company. On August 11, 1994 and March 8, 1995, the Company issued 406,220 shares and 437,629 shares of its Common Stock, respectively, to the holders of Series One Convertible Preferred Stock, as full payment of dividends for the year ended December 31, 1994. On June 30, 1995, the Preferred shareholders waived their rights to receive the dividend payment of $1,432,000 due on the same date. In exchange, this amount was added to the liquidation value of the shares. On June 12, 1996, the Company issued 7,899,590 shares of its Common Stock as full payment of the dividends accrued at December 31, 1995.

          The Company may redeem the Series One Convertible Preferred Stock if the average closing price of the Common Stock for both the preceding 60 day and five day periods has equalled or exceeded 150 percent of the conversion price. After December 31, 2000, the Series One Convertible Preferred Stock may be redeemed at par, plus accrued dividends. If the Company calls the Series One Convertible Preferred Stock for redemption, the holders may convert to shares of Common Stock. Upon any redemption, accrued dividends must be paid by the Company in cash. Upon conversion of the Series One Convertible Preferred Stock, the Company will have the option to pay accrued dividends by issuing additional shares of its Common Stock. Holders of the Series One Convertible Preferred Stock are entitled to vote as if their shares of Series One Convertible Preferred Stock were converted into shares of Common Stock. Holders of a majority of the Series One Convertible Preferred Stock, as a class, are entitled to elect two representatives to the Board of Directors. If a change in control in the Company occurs, the holders of Series One Convertible Preferred Stock will have the right to cause the Company to repurchase such stock at the liquidation value, plus accrued dividends.

          Warrants--In connection with the issuance of the Subordinated Notes, the Company also issued warrants to purchase an aggregate of 1,205,556 shares of Common Stock, at a purchase price of $3.50 per share. The warrants expire in 2003. The Company may accelerate the expiration of the warrants if the average closing price of the Common Stock for both the 60 day and the five day periods preceding the notice date is equal to or greater than 150 percent of the warrant exercise price. The holders will be entitled to anti-dilution protection under certain circumstances. If a change of control of the Company occurs at less than a 25 percent premium over the exercise price, the warrant holders will have the right to cause the Company to pay to them the difference between the exercise price and 125 percent of the exercise price; provided, however, the warrants must be exercised.

          Common Stock Reserved For Issuance--As of December 31, 1996, unissued Common Stock of the Company was reserved for issuance in accordance with the terms of outstanding warrants (1,503,252), stock options (240,000) and convertible preferred stock (6,363,578).

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

Option activities under the Incentive Plans are detailed in the following table:
                                                                Weighted
                                                             Average Option
                               1990 Plan        1983 Plan    Price Per Share

Outstanding at January 1, 1994    300,458         106,000         $5.09
Forfeited/Cancelled               (11,750)                         7.16
-------------------------------------------------------------------------
Outstanding at December 31, 1994  288,708         106,000          5.03
Granted                           225,000            -              .75
Forfeited/Cancelled              (267,008)       (101,000)         4.90
---------------------------------------------------------------------------
Outstanding at December 31, 1995  246,700           5,000          1.39
Forfeited/Cancelled               (11,700)            -            7.00
---------------------------------------------------------------------------
Outstanding at December 31, 1996  235,000           5,000          1.12
Excercisable at December 31, 1996  54,000           5,000          2.13
Exercisable at December 31, 1995   18,700           3,750          6.80
Exercisable at December 31, 1994  225,566          53,000          4.96

At December 31, 1996, for each of the following classes of options as determined by range of exercise price, the information regarding weighted-average exercise prices and weighted-average remaining contractual lives of each said class is as follows:

                                                  Weighted                          Weighted
                                                  Average                           Average
                                                  Remaining                         Exercise
                               Weighted-Average   Contractual  Number of            Price of
                Number of      Exercise Price of  Life of      Options              Options
                Options        Outstanding        Outstanding  Currently            Currently
Option Class    Outstanding    Options            Options      Exercisable          Exercisable
Price of
   $.75        225,000          $.75              5.8 yrs       45,000              $.75

Price ranging
from
 $5.25-$7.38    15,000         $6.66              7 yrs         14,000             $6.59

During 1996 and 1995, the Company did not sell any shares of common stock under the 1990 or the 1983 plans.

     Had the Company been accounting for its employee stock options under the fair value method of SFAS No. 123, there would not have been a material impact on the Company's net loss or net loss per common share during 1995 and 1996.

NOTE H--INCOME TAXES

          The Tax Reform Act of 1986 enacted a complex set of rules limiting the utilization of net operating loss and tax credit carryforwards to offset future taxable income following a corporate "ownership change". In general, an ownership change occurs if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed ownership) by one or more "5 percent shareholders" has increased by more than 50 percentage points over the lowest percentage of such stock owned by those persons during a three year testing period. If an ownership change occurs it would limit the utilization of the net operating loss carryforwards for federal income tax purposes. The Company has determined that there has been an ownership change as of December 31, 1993. As of December 31, 1996, the Company had net operating losses of approximately $80.2 million for federal income tax purposes which will expire at various dates between 1998 and 2011. Net operating losses of $52.6 million are subject to the aforementioned limitations. In addition, the Company has investment tax credit carryforwards of approximately $670,000 which expire principally in 1997 through 2000, which are also subject to limitation.



          The effects of temporary differences that gave rise to deferred tax assets and liabilities are as follows:


                                        December 31, 1996      December 31, 1995
                                        Current    Long-Term    CurrentLong-Term
                                           ($ In Thousands)     ($ In Thousands)
Deferred tax assets:
 FCC License amortization                          $32                    $110
 Allowance for bad debts                                        $13
 Commission expense                              1,351                   1,425
Investment tax credit carryforwards                670                     670
Net operating loss carryforwards                30,937                  27,362
Other                                              163                     256
                                               -------                  -------
    Total deferred tax assets                   33,153           13     29,823
                                                                ----
  Less: Valuation allowance                    (32,729)         (13)   (29,699)
                                               ---------       -----   --------
    Net deferred tax assets                        424                     124
Deferred tax liabilities:
 Depreciation                                      424                     124
    Total deferred tax liabilities                 424                     124
Net deferred tax asset/liability                    $0           $0         $0
                                                 ========     =======   =======


     The Company's valuation allowance increased by approximately $3,017,000 to $32,729,000 as of December 31, 1996 due principally to the increase in the net operating losses.

          The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense is:

                                                     Year Ended December 31,
                                                 1996          1995        1994
                                                          (In Thousands)


Tax (benefit) at U.S. statutory rates          ($2,757)     ($4,429)   ($2,390)

State income taxes, net of federal benefit        (278)        (487)      (195)

Valuation allowance                              3,017        4,315      3,014

Other                                               18          601       (429)

                                                    $0           $0         $0


NOTE I--CONTINGENCIES

          The Company is involved in various lawsuits and proceedings arising in the normal course of business. In the opinion of management of the Company, the ultimate outcome of these lawsuits and proceedings will not have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE J--RELATED PARTY TRANSACTIONS

          A company (the "Related Company") whose president is a Director of the Company acted as a placement agent in connection with the sale by the Company of shares of Series One Convertible Preferred Stock and subordinated notes and the entering into of the bank credit facility.

     The Related Company has been engaged to provide investment banking functions for which it receives an annual fee of $105,000, subject to cost of living adjustments. This agreement will terminate if the Related Company ceases to control a majority of the Series One Convertible Preferred Stock (or Common Stock issued upon conversion thereof) or owns less than 20% of the Company's fully diluted shares of Common Stock. At December 31, 1996, investment banking and other fees accrued but unpaid were $288,565.

          In conjunction with the purchase of Series A and Series A-2 Preferred Stock and the issuance of subordinated notes from 1990 to 1992, the Related Company was issued warrants to purchase 167,676 shares of the Company's Common Stock.

NOTE K--RENTALS

          Rental expense for the fiscal years 1996, 1995 and 1994 was approximately $2,383,000, $3,062,000 and $3,236,000, respectively.

          Future minimum annual payments under non-cancelable operating leases for office space and transmitter sites, as of December 31, 1996, are as follows:
Amount (In Thousands)

                                                          Amount
                                                      (In Thousands)
         1997                                             $1,894
         1998                                              1,625
         1999                                              1,451
         2000                                                857
         2001                                                680
         Thereafter                                        2,039
                                                          $8,546


          Certain leases are subject to increases in taxes, operating and other expenses.



NOTE L--EMPLOYEE BENEFIT PLAN

          The Company has a 401(K) plan covering substantially all of its employees. All employees who have completed ninety days of service are eligible to participate. Employees may contribute 1% to 4% of compensation to the plan on an after-tax basis and also defer additional amounts of compensation in 1% increments on a pre-tax basis, subject to limits established by the Internal Revenue Code. The Company matched 100% of after-tax and 25% of pre-tax contributions with shares of its common stock until March 15, 1996, after which matching contributions were paid in cash. The total cost of the plan amounted to $43,900, $69,400 and $124,800 in 1996, 1995 and 1994, respectively.


                    Page America Group, Inc. and Subsidiaries

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                ($ In Thousands)


            Column A               Column B        Column C       Column D      Column E
                                                  Additions
                                  Balance at--    charged to                   Balance at
                                   beginning      costs and     Deductions--     end of
           Description             of period       expenses       describe        period



Year ended December 31, 1994
  Allowance for
    doubtful accounts                  $895        $1,703          $2,159(a)         $439

Year ended December 31, 1995
  Allowance for
    doubtful accounts                  $439          $710            $872(a)         $277

Year ended December 31, 1996
  Allowance for
    doubtful accounts                  $277          $908            $907(a)         $278


(a)      Accounts written off as uncollectible.