Form 10-Q
period 1997-03-31
PAGE AMERICA GROUP INC
filed 1997-05-14
CIK 311048

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED MARCH 31, 1997              COMMISSION FILE NO. 1-10682
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

                                    Yes X    No


As of April 30, 1997, there were outstanding 16,025,087 shares of Registrant's common stock.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ IN THOUSANDS)

                                                                  March 31,      December 31,
                                                                    1997           1996
                                                                (Unaudited)
         ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                       $  208          $  290
  Accounts receivable,
    net of allowance for doubtful accounts
    of $273 and $278                                                 809             899
  Prepaid expenses and other current assets                          559             672
                                                               ---------       ---------
         Total current assets                                      1,576           1,861


EQUIPMENT
  Pagers                                                           6,327           6,510
  Radio Common Carrier equipment                                  13,359          13,282
  Office equipment                                                 3,943           3,939
  Leasehold improvements                                             614             614
  Building and land                                                   64              64
                                                              ----------       ---------
                                                                  24,307          24,409
  Less accumulated depreciation and amortization                 (19,218)        (19,027)
                                                                ---------       ---------
                                                                   5,089           5,382


OTHER ASSETS
  Certificates of authority, net of accumulated
     amortization of $3,972 and $3,821                            20,225          20,363
  Customer lists, net of accumulated amortization
     $8,645 and $8,537                                             3,123           3,232
  Other intangibles, net of accumulated amortization
     $3,541 and $3,472                                             8,151           8,220
  Deposits and other non-current assets                              547             503
                                                                ---------       ---------
                                                                  32,046          32,318
                                                                 --------        --------

                                                                 $38,711         $39,561
                                                                ========         =======

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               March 31,               December 31,
                                                                                  1997                     1996
                                                                              (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Current maturities of long-term debt                                         $52,100                  $51,814
   Accounts payable                                                               1,275                    1,620
   Accrued expenses and other liabilities                                         3,188                    2,187
   Preferred dividends payable                                                    3,580                    2,864
   Customer deposits                                                                232                      249
   Advance billings                                                               1,592                    1,536
                                                                              ----------               ---------
            Total current liabilities                                            61,967                   60,270


LONG-TERM DEBT, less current maturities                                              40                       37


SHAREHOLDERS' EQUITY (DEFICIT)
    Series One Convertible Preferred Stock, 10% cumulative $.01 par value, authorized--310,000 shares; issued and outstanding -- 286,361 shares;
       liquidation value --
       $105 per share                                                            30,068                   30,068
    Common stock--$.10 par value, authorized--100,000,000
       shares, issued and outstanding--16,037,095 shares                          1,604                    1,604
Paid-in capital                                                                  53,501                   53,501
Accumulated Deficit                                                            (108,469)                (105,919)
                                                                              ----------               ----------
                                                                                (23,296)                 (20,746)
                                                                               ---------                ---------
                                                                               $ 38,711                 $ 39,561
                                                                               =========                ========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                            March 31,         March 31,
                                                               1997             1996
                                                           -----------        --------

Service revenues                                             $4,443            $5,285
Sales revenues                                                  324               510
                                                        -----------           ----------
           Total revenues                                     4,767             5,795

Operating expenses:
   Cost of service                                              458               530
   Cost of sales                                                205               344
   Selling                                                      900             1,103
   General and administrative                                 1,478             1,772
   Technical                                                    778               909
   Depreciation                                                 834               928
   Amortization of intangibles                                  328               376
                                                        -----------        ----------
                                                              4,981             5,962
                                                         ----------        ----------
          Operating loss                                       (214)             (167)


Interest expense                                             (1,510)           (1,644)

Other expenses:
   Amortization of deferred costs                                (3)              (27)
   Other                                                       (107)              (17)
                                                        ------------       -----------
                                                               (110)              (44)
                                                        ------------       -----------
         Net loss                                            (1,834)           (1,855)

Dividends on preferred stock                                   (716)             (716)
                                                        ------------       -----------

Net Loss applicable to common stock                         $(2,550)          $(2,571)
                                                         ===========        ==========

Net loss applicable to common stock, per share                $(.16)            $(.32)
                                                        ============       =============

Weighted average number of shares outstanding            16,037,095         8,052,305
                                                         ===========        =========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                      DECREASE IN CASH AND CASH EQUIVALENTS

                                                                                    (Unaudited)
                                                                                THREE MONTHS ENDED
                                                                         March 31,              March 31,
                                                                           1997                   1996(A)
                                                                        ----------             ----------
Net loss                                                                 $(1,834)              $(1,855)
Adjustments to net loss:
 Depreciation and amortization                                             1,165                 1,331
 Net book value of pagers sold                                               171                   304
 Provision for losses on accounts receivable                                 181                   200
 Provision for lost pagers                                                    46                    45
 Non-cash interest expense                                                   487                   487
 Other                                                                        27                   169
 Change in assets and liabilities:
   Increase in accounts receivable                                           (92)                  (54)
   (Increase) decrease in prepaid expenses
     and other                                                              (137)                   84
   Decrease in accounts payable                                             (432)                 (351)
   Increase in accrued expenses                                              943                   288
   Increase in customer deposits and
     deferred revenue                                                         40                   210
                                                                        ---------             --------
      Net cash provided by operating activities                              565                   858
                                                                        ---------             --------

Cash flows from investing activities:
   Capital expenditures                                                     (544)                 (989)
   Licensing costs                                                           (13)                   --
   Net proceeds from disposal of assets                                      251                    --
                                                                        ---------            ---------
      Net cash used in investing activities                                 (306)                 (989)
                                                                        ---------             ---------

Cash flows from financing activities:
   Proceeds from issuance of debt                                             87                    84
   Principal payments on debt                                               (386)                 (128)
   Costs related to financing of debt                                         --                    (3)
   Cost related to planned Metrocall transaction                             (42)                   --
                                                                       ----------            ---------
      Net cash used in financing activities                                 (341)                  (47)
                                                                        ---------             ---------

Net decrease in cash and cash equivalents                                    (82)                 (178)

Cash and cash equivalents at beginning of period                             290                   751
                                                                         --------              -------

Cash and cash equivalents at end of period                                  $208               $   573
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

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)



                                                                                     (Unaudited)
                                                                                   THREE MONTHS ENDED
                                                                            March 31,            March 31,
                                                                              1997                 1996
                                                                           ----------           -------


Supplemental schedule of noncash investing and financing activities:

Dividends accrued on preferred stock                                        $   716              $   716

Capital expenditures in accounts payable
   and accrued expenses                                                         158                  151

Capital expenditures financed                                                    94                  --

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                   PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                    UNAUDITED

NOTE A - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for all interim periods presented have been made. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1997.

     The accompanying unaudited financial statements have been prepared on a going concern basis. The Company, since its inception, has experienced a deficiency in working capital and recurring losses. In 1995, as a result of non-compliance by the Company with certain covenants of its credit facility (the "Credit Facility"), the terms were modified to accelerate the final maturity to December 29, 1995, and the Subordinated Notes were modified to provide for a final maturity of six months thereafter. On April 26, 1996, the Credit Facility was again modified to provide for a revolving credit loan of $750,000, a waiver of all existing defaults on certain financial and other covenants, the omission of financial covenants effective April 30, 1996 and an extension of the maturity date to the earlier of November 30, 1996 or the completion of the sale of the Company's assets to Metrocall, Inc. The Credit Facility has not been repaid and the lenders have declared the Company in default. In addition, the Subordinated Notes matured at December 31, 1996 and are in default. Such debt is classified as a current liability and the Company's current liabilities exceeded its current assets by $60.4 million at March 31, 1997. The Company has entered into a definitive agreement to sell substantially all of its assets to Metrocall, Inc. The cash to be received by Page America from this sale will not be sufficient for Page America to pay in full in cash its outstanding obligations under the Credit Facility or under the Subordinated Notes or to pay its other outstanding liabilities. Page America is negotiating with the creditors to satisfy its obligations. In addition, the consent of Page America's lenders is required for the sale to Metrocall. There is no assurance that Page America will be able to reach agreement with its creditors, that this transaction will be completed or that the Company will have sufficient funds to finance its operations, which continue to show losses, through the year ending December 31, 1997.

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

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES


NOTE B - DIVIDENDS ON PREFERRED STOCK

     Series One Convertible Preferred Stock has a 10 percent dividend, payable semi-annually in arrears. Payment of dividends may be made in cash or in Common Stock of the Company. Dividends in arrears aggregated $3,580,000, or $12.50 per preferred share, at March 31, 1997.

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

NOTE D - PLANNED SALE OF NEW YORK AND CHICAGO OPERATIONS

     On April 23, 1996, the Company entered into a definitive agreement to sell substantially all of its assets to Metrocall Inc. On January 30, 1997, this agreement was amended. The amended agreement provides for a purchase price of
(A) $25 million in cash, (B) 1,500 shares of series B Preferred Stock of Metrocall having a stated value of $15 million, (C) 762,960 shares of Metrocall Common Stock, and (D) shares of Metrocall Common Stock or other equity securities having a share value equal to $15 million, subject to adjustment based on changes in the Company's Working Capital Deficit and decreases in service revenue below specified thresholds. Metrocall has the option to substitute cash at closing for all or a portion of the stock consideration. Excluded from the sale are cash, assets related to the employee benefit plans and to the Florida and California operations which had been previously sold, liabilities under the Credit Facility, subordinated debt agreement and NEC America leasing contract and obligations with respect to federal, state and local taxes. This sale is subject to the approval of the Company's shareholders. There is no assurance that the transaction will be consummated.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

              THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996


     TOTAL REVENUES for the quarter ended March 31, 1997 were approximately $1.0 million (17.7 percent) lower than that of the 1996 quarter. The decrease resulted from lower average revenue per unit (ARPU) and a reduction in units in service. ARPU declined as a result of the emphasis on the sale of pagers (for which the Company does not receive recurring equipment rental revenue) and rates obtained from new subscribers were lower than the rates associated with lost subscribers due to competitive pressure. While revenue rates associated with leased units are higher than rates associated with customer owned units, the Company does not believe that overall profitability of these arrangements is substantially different because of the depreciation costs associated with leased units. The Company had 210,000 units in service at March 31, 1997, an increase of 5,000 units from the 205,000 units at December 31, 1996. The Company had 223,000 units in service at March 31, 1996, an increase of 2,000 units from the 221,000 units at December 31, 1995.

     COST OF SERVICE decreased by $72,000 (13.6 percent) in the three month period in 1997 over the same period in 1996 principally due to a decrease in the resale of national paging services. COST OF SALES decreased by approximately $139,000 (40.4 percent) in the 1997 quarter as compared to the same period in 1996. As a percent of sales revenues, cost of sales decreased from 67.5 percent in the first quarter of 1996 to 63.3 percent in the same period in 1997, primarily as a result of lower pager costs. The average per unit cost was $36 in the 1996 quarter versus $25 in the same period in 1997.

     SELLING expenses decreased by approximately $203,000 (18.4 percent) in the 1997 quarter as compared to 1996 primarily due to a reduction in personnel ($112,000) and advertising costs ($90,000).

     GENERAL AND ADMINISTRATIVE expenses experienced a decrease of $294,000 (16.6 percent) in the first quarter of 1997 as compared to the same period in the prior year. This was principally due to a reduction in personnel, professional fees and other taxes.

     TECHNICAL expenses for the first quarter of 1997 decreased by $131,000 (14.4 percent) when compared with the same period in 1996 primarily due to cancellation of certain data lines and site leases in the third quarter of 1996.

     DEPRECIATION expense decreased by $94,000 (10.1 percent) as a result of lower average price of pagers purchased. AMORTIZATION EXPENSE decreased by $48,000 (12.8 percent) principally due to certain customer lists becoming fully amortized in the third quarter of 1996.

     INTEREST EXPENSE decreased by approximately $134,000 (8.2 percent) in 1997 over 1996, principally due to the discount on the Subordinated Notes becoming fully amortized in the second quarter of 1996.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

     OTHER EXPENSES increased approximately $66,000 (150.0 percent) in 1997 primarily due to costs related to inactive transmitter sites in the first quarter of 1997.

     NET LOSS was $1.8 million (38.5 percent of total revenues) in the quarter ended March 31, 1997, as compared to $1.9 million (32.0 percent of total revenues) in the same quarter of 1996.

     EBITDA (earnings before interest, taxes, depreciation and amortization) in the 1997 quarter was $948,000 as compared to $1.1 million in the 1996 quarter.

                               FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

     The Company had a working capital deficiency of approximately $60.4 million at March 31, 1997 as compared to a deficiency of approximately $58.4 million at December 31, 1996. The increase in working capital deficiency was primarily due to increases in accrued interest and accrued dividends of $1.5 million and $716,000, respectively.

     The Company, since its inception, has experienced a deficiency in working capital and recurring losses. In 1995, as a result of non-compliance by the Company with certain covenants of its credit facility (the "Credit Facility"), the terms were modified to accelerate the final maturity to December 29, 1995, and the Subordinated Notes were modified to provide for a final maturity of six months thereafter. On April 26, 1996, the Credit Facility was again modified to provide for a revolving credit loan of $750,000, a waiver of all existing defaults on certain financial and other covenants, the omission of financial covenants effective April 30, 1996 and an extension of the maturity date to November 30, 1996. The Credit Facility was not repaid at maturity causing the Credit Facility to be in default. In addition, the Subordinated Notes matured at December 31, 1996 and are in default. Such debt is classified as a current liability and the Company's current liabilities exceeded its current assets by $60.4 million at March 31, 1997. On April 23, 1996, Page America entered into a definitive agreement to sell substantially all of its assets to Metrocall, Inc. On January 30, 1997, this agreement was amended. The amended agreement provides for a purchase price of (A) $25 million in cash, (B) 1,500 shares of series B Preferred Stock of Metrocall having a stated value of $15 million, (C) 762,960 shares of Metrocall Common Stock, and (D) shares of Metrocall Common Stock or other equity securities having a share value equal to $15 million, subject to adjustment based on changes in the Company's Working Capital Deficit and decreases in service revenue below specified thresholds. Metrocall has the option to substitute cash at closing for all or a portion of the stock consideration. Excluded from the sale are cash, assets related to the employee benefit plans and to the Florida and California operations which had been previously sold, liabilities under the Credit Facility, subordinated debt agreement and NEC America leasing contract and obligations with respect to federal, state and local taxes. This sale is subject to the approval of the Company's shareholders. After expenses, it is anticipated that the sale will result in a gain of approximately $21 million. There is no assurance that the transaction will be consummated.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

     Following completion of the sale of its assets to Metrocall, the Company plans to liquidate. The cash to be received by Page America from this sale will not be sufficient for Page America to pay in full in cash its outstanding obligations under the credit facility or under the subordinated notes or to pay its other outstanding liabilities. The Company anticipates paying off the balance of its obligations from proceeds generated by the sale of Metrocall Common Stock and Series B Preferred Stock.

     The value of the assets of Page America to be available for distribution to its shareholders upon liquidation cannot be ascertained at this time and will depend, among other things, on the amount of its remaining liabilities, the number of shares of Metrocall Common Stock to be returned to Page America from the escrow and the sale or disposition of the Metrocall Common Stock and Series B Preferred Stock to be received by Page America. Upon the completion of the sale to Metrocall, Page America will not conduct any ongoing business operations or generate any revenues by reason thereof. Accordingly, there can be no assurance that there will be any assets available for distribution to Page America's shareholders upon liquidation and dissolution.

     The Company's operating activities generated $565,000 of cash flow in the first three months of 1997. The Company does not have any material capital expenditure commitments.

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

Date:        May 14, 1997

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