Form 10-Q
period 1997-06-30
PAGE AMERICA GROUP INC
filed 1997-09-15
CIK 311048

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED JUNE 30, 1997                  COMMISSION FILE NO. 1-10682
-------------------------------                  ---------------------------

                            PAGE AMERICA GROUP, INC.

             (Exact name of registrant as specified in its charter)


 NEW YORK                                                    13-2865787
                                                        ---------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification Number)


ONE INTERNATIONAL PLACE, BOSTON, MA                             02110
                                                           --------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:        (617) 330-8950
                                                           --------------

125 STATE STREET, SUITE 100, HACKENSACK, NJ                    07601
(Former address, if changed since last report)               (Zip Code)


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period of time that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                    Yes  X    No
                                       ----      ----

As of August 31, 1997, there were outstanding 16,025,087 shares of Registrant's common stock.


                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ IN THOUSANDS)

                                                                             June 30,               December 31,
                                                                               1997                     1996 (a)
                                                                           (Unaudited)
         ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                  $  623                   $  290
  Accounts receivable                                                           326                    1,486
  Prepaid expenses and other current assets                                     113                       85
  Assets held for sale, net of liabilities assumed                           34,102                       --

                                                                          ---------                ---------
         Total current assets                                                35,164                    1,861


EQUIPMENT, net of accumulated depreciation and amortization
  of $0 and $19,027                                                              --                    5,382

OTHER ASSETS
  Certificates of authority and other intangibles, net of accumulated
     amortization of $0 and $15,830                                              --                   31,815
  Deposits and other non-current assets                                         473                      503
                                                                         ----------                ---------
                                                                                473                   32,318
                                                                         ----------                 --------
                                                                            $35,637                  $39,561
                                                                            =======                  =======
(a) Reclassified to conform with the current year presentation

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           June 30,               December 31,
                                                                             1997                     1996 (a)
                                                                         (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Current maturities of long-term debt                                    $52,448                  $51,814
   Accounts payable and accrued expenses                                     5,205                    3,807
   Dividends payable                                                         4,295                    2,864
   Other current liabilities                                                    --                    1,785
                                                                         ----------               ---------
            Total current liabilities                                       61,948                   60,270

LONG-TERM DEBT, less current maturities                                         --                       37

SHAREHOLDERS' EQUITY (DEFICIT)
    Series One Convertible Preferred Stock, 10% cumulative $.01 par value, authorized--310,000 shares; issued and outstanding -- 286,361 shares;
       liquidation value --
       $105 per share                                                       30,068                   30,068
    Common stock--$.10 par value, authorized--100,000,000
       shares, issued and outstanding--16,025,087 shares                     1,602                    1,604
Paid-in capital                                                             53,499                   53,501
Accumulated Deficit                                                       (111,480)                (105,919)
                                                                         ----------               ----------
                                                                           (26,311)                 (20,746)
                                                                          ---------                ---------
                                                                          $ 35,637                 $ 39,561
                                                                          =========                ========

(a) Reclassified to conform with the current year presentation.

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                June 30,              June 30,
                                                                                 1997                  1996 (a)
                                                                            -----------             -----------
Revenues                                                                            --                  --

Expenses
   Sales, general and administrative                                               $355               $275
   Interest                                                                       1,536              1,578
   Other                                                                             10                469
                                                                                ----------       ----------
           Total expenses                                                         1,901              2,322
                                                                                ----------       ----------

Net loss from continuing operations                                              (1,901)            (2,322)
Net profit (loss) from discontinued operations                                     (394)               409
                                                                                ----------       ------------
         Net loss                                                                (2,295)            (1,913)

Dividends on preferred stock                                                       (716)              (716)
                                                                                ----------        -----------
Net loss applicable to common stock                                             $(3,011)           $(2,629)
Net loss from continuing operations
  applicable to common stock                                                    $(2,617)           $(3,038)
Net profit (loss) from discontinued operations
  applicable to common stock                                                    $  (394)           $   409
                                                                                --------            ---------

Net loss applicable to common stock, per share                                  $  (.19)           $  (.27)
                                                                                ==========         ==========

Net loss from continuing operations
  applicable to common stock, per share                                           $(.16)             $(.31)
Net profit (loss) from discontinued operations
  applicable to common stock, per share                                         $  (.03)            $  .04
                                                                                ----------         -----------
Weighted average number of shares outstanding                                 16,028,650         9,786,919
                                                                              ==========         ============

(a) - Reclassified to conform with the current year presentation.

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                               June 30,                June 30,
                                                                                 1997                  1996 (a)
                                                                            -----------              ----------
Revenues                                                                           --                     --

Expenses
   Sales, general and administrative                                              $671                    $744
   Interest                                                                      3,045                   3,218
   Other                                                                           106                     485
                                                                              -----------             ----------

         Total expenses                                                          3,822                   4,447
                                                                            ----------                ----------

Net loss from continuing operations                                             (3,822)                 (4,447)
Net profit (loss) from discontinued operations                                    (307)                    679
                                                                           ------------               ----------
        Net loss                                                                (4,129)                 (3,768)

Dividends on preferred stock                                                    (1,432)                 (1,432)
                                                                           ------------               -----------
Net loss applicable to common stock                                            $(5,561)                $(5,200)
                                                                           ============               ===========
Net loss from continuing operations
  applicable to common stock                                                   $(5,254)                $(5,879)
Net profit (loss) from discontinued operations
  applicable to common stock                                                   $  (307)                $   679
                                                                           =============            ============

Net Loss applicable to common stock, per share                                  $ (.35)                $  (.58)
                                                                           =============            ============
Net loss from continuing operations
  applicable to common stock, per share                                          $(.33)                 $(.66)
                                                                           =============            ============
Net profit (loss) from discontinued operations
  applicable to common stock, per share                                          $(.02)                 $ .08
                                                                           =============            ============

Weighted average number of shares outstanding                                16,032,849             8,919,612
                                                                            ============           =============

(a) - Reclassified to conform with the current year presentation.

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                    (Unaudited)
                                                                                 SIX MONTHS ENDED
                                                                         June 30,                June 30,
                                                                           1997                   1996(a)
                                                                        ----------             ----------
Net loss                                                                 $(4,129)                $(3,768)
Adjustments to net loss:
 Depreciation and amortization                                             2,321                   3,153
 Net book value of pagers sold                                               379                     644
 Provision for losses on accounts receivable                                 307                     371
 Provision for lost pagers                                                    95                      90
 Issuance of promissory notes to satisfy
    interest subordinated debt                                               975                     975
 Other                                                                        55                     319
 Change in assets and liabilities:
   Increase in accounts receivable                                           (81)                   (213)
   Increase in prepaid expenses
     and other                                                               (97)                     (6)
   Increase (decrease) in accounts payable                                   122                    (176)
   Increase in accrued expenses                                            1,868                     308
   (Decrease) Increase in customer deposits and
     deferred revenue                                                        (62)                    314
                                                                        ---------               --------
      Net cash provided by operating activities                            1,753                   2,011
                                                                        ---------               --------

Cash flows from investing activities:
   Capital expenditures                                                     (962)                 (2,145)
   Licensing costs                                                           (14)                     (4)
   Net proceeds from disposal of assets                                      256                      --
                                                                        ---------              ---------
      Net cash used in investing activities                                 (720)                 (2,149)
                                                                        ---------               ---------

Cash flows from financing activities:
   Proceeds from issuance of debt                                             87                     834
   Principal payments on debt                                               (504)                   (562)
   Costs related to financing of debt                                         --                    (111)
   Cost related to sale of assets                                           (283)                   (144)
                                                                       ----------               ---------
      Net cash (used in) provided by financing activities                   (700)                     17
                                                                        ---------               --------

Net increase (decrease) in cash and cash equivalents                         333                    (121)

Cash and cash equivalents at beginning of period                             290                     751
                                                                         --------                -------

Cash and cash equivalents at end of period                                  $623                 $   630
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

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)

                                                                                     (Unaudited)
                                                                                    SIX MONTHS ENDED
                                                                             June 30,            June 30,
                                                                              1997                1996(a)
                                                                           ----------           ---------
Supplemental schedule of noncash investing and financing activities:
Dividends accrued on preferred stock                                        $ 1,432              $ 1,432

Dividend payment on preferred stock                                             --                 1,432

Capital expenditures in accounts payable
   and accrued expenses                                                         611                  592

Capital expenditures financed                                                    94                  --


(a) - Reclassified to conform with the current year presentation.


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                    UNAUDITED

NOTE A - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for all interim periods presented have been made. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1997.

NOTE B - DIVIDENDS ON PREFERRED STOCK

     Series One Convertible Preferred Stock has a 10 percent dividend, payable semi-annually in arrears. Payment of dividends may be made in cash or in Common Stock of the Company. Dividends in arrears aggregated $4,295,000, or $15.00 per preferred share, at June 30, 1997. The Preferred shareholders agreed, contingent upon the completion of the sale of assets, to waive their rights to receive the dividend payment of $4,295,000 and to accrue future dividends (see Note D).


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

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

NOTE D - SUBSEQUENT EVENTS

     On July 1, 1997, the Company sold substantially all of its assets to Metrocall, Inc. ("Metrocall") for a sale price of approximately $60.7 million including the assumption of $2.2 million of liabilities, pending final determination of the value of the Company's actual working capital at June 30, 1997. Page America received $24.5 million in cash, $15 million of Series B Junior Convertible Preferred Stock of Metrocall and $19 million of Common Stock of Metrocall. Certain shares of Metrocall common stock with a fair market value of $4.0 million at the date of sale were held in escrow pursuant to the sale agreement. Excluded from the sale were cash, assets related to the employee benefit plans and to the Florida and California operations which had been previously sold, liabilities under the Credit Facility, subordinated debt agreement and NEC America leasing contract, obligations with respect to federal, state and local taxes and certain other liabilities. Net assets related to the sale are reflected in the accompanying balance sheet as assets held for sale.

     In connection with the sale discussed above, the Company adopted a plan of complete liquidation and dissolution of corporate entity which became effective with the completion of the Metrocall sale. Accordingly, on July 1, 1997 the Company changed from the going concern basis of accounting to the liquidation bases of accounting. The value of the assets to be available for payment of its liabilities and distribution to the Page America shareholders upon liquidation cannot be ascertained at this time and will depend among other things, on the total amount of its liabilities, the number of shares of Metrocall Common Stock available to Page America from the escrow and the market value of the Metrocall Common Stock to be received by Page America.

     Concurrently with the sale of substantially all of the Company's assets, the Company's Credit Facility was amended. Among other things, the amendment provided for an extension of the maturity date to December 31, 1998 and a waiver of all existing covenant defaults. In addition, the Company was required to use $20.5 million of the cash proceeds from the sale to reduce the debt by approximately $18.4 million and pay accrued interest of $2.0 million and certain closing expenses.

     In addition, the Subordinated Notes were modified such that the Subordinated Note holders have agreed to forbear from collecting on such Subordinated Notes until the earlier of December 31, 1998 or the occurrence of certain events relating to the Company, as described in the Forbearance Agreement. In consideration of such forbearance, after all amounts have been paid under the Credit Facility, the holders of the Subordinated Notes will be entitled to receive 70% of all subsequent distributions made by Page America, until they have received $19 million. The Subordinated Note holders will then be entitled to receive 50% of any additional distributions made by the Company. Interest will continue to accrue at 15% on the Subordinated Notes until the full amount of principal and interest due thereunder shall have been paid in full or the obligations thereunder shall have been otherwise satisfied in accordance with the terms and provisions of the Forbearance Agreement.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

           THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

SALES, GENERAL AND ADMINISTRATIVE EXPENSES were relatively constant for the three and six month periods, as compared to the same periods in 1996.

INTEREST EXPENSE was relatively constant for the three and six month periods, as compared to the same periods in 1996.

OTHER EXPENSES decreased by $459,000 (97.9 percent) and $379,000 (78.1 percent) in the respective three and six month periods of the current year, principally due to banking fees of $450,000 associated with the modification of the senior credit facility incurred in the second quarter of 1996.

NET LOSS FROM CONTINUING OPERATIONS was $1.9 million in the quarter ended June 30, 1997 as compared to $2.3 million in the same quarter of 1996 and $3.8 million in the six month period ended June 30, 1997 as compared to $4.4 million in the same period of 1996.

NET LOSS FROM DISCONTINUED OPERATIONS was $394,000 in the quarter ended June 30, 1997 as compared to a net profit of $409,000 in the same quarter of 1996 and $307,000 in the six month period ended June 30, 1997 as compared to a net profit of $679,000 in the same period of 1996.


                               FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a working capital deficiency of approximately $26.8 million at June 30, 1997 as compared to a deficiency of approximately $58.4 million at December 31, 1996. The decrease in working capital deficiency was primarily due to the reclassification of paging assets acquired and liabilities assumed by Metrocall, Inc. to net assets held for sale amounting to $34.1 million.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

     Pursuant to an Amended and Restated Asset Purchase Agreement dated January 30, 1997, as amended (the "Agreement"), on July 1, 1997, the Company sold substantially all of its assets to Metrocall, Inc. ("Metrocall") for consideration consisting of $24.5 million in cash, 1,500 shares of Series B Junior Convertible Preferred Stock of Metrocall having a value upon liquidation or redemption of $15 million and 3,997,458 shares ($19 million) of Common Stock of Metrocall. Of the shares of the Common Stock of Metrocall received by the Company, 832,250 shares ($4 million) were placed in escrow pursuant to the provisions of the escrow agreement.

     The cash proceeds of $24.5 million were used as follows: $19.3 million to repay current maturities of long-term debt, $2.6 million to pay accrued interest and accounts payable, $654,000 for transaction costs and the remainder for working capital purposes.

     In connection with the Agreement, the Company adopted a plan of complete liquidation and dissolution of corporate entity which became effective with the completion of the Metrocall sale. Accordingly, on July 1, 1997 the Company changed from the going concern basis of accounting to the liquidation basis of accounting. The cash received by the Company from this sale was not sufficient for the Company to pay in full in cash its outstanding obligations under the Credit Facility or under the Subordinated Notes or to pay its other outstanding liabilities. Page America will pay off the balance of its obligations from proceeds generated by the sale or redemption of Metrocall Common Stock and Series B Preferred Stock.

     In connection with the transaction, Page America renegotiated its Credit Facility such that the remaining outstanding balance of $15,271,831 is due and payable on or prior to December 31, 1998. Any amounts outstanding under the Page America Credit Agreement will bear interest payable monthly at prime plus 2% to 4% depending on the principal amount outstanding thereunder from time to time. Page America is obligated to pay an additional $350,000 in cash to such lenders by September 30, 1997, which represents a reinstatement fee which was due November 1996. Until payment in full of the balance due under the Credit Facility, Page America will not be permitted to make any payments to the holders of the Subordinated Notes or its common or preferred stockholders, but it will be permitted to pay accounts payable, claims, expenses and liabilities incurred in connection with its liquidation. Subject to payment of such accounts, claims, expenses and liabilities, any amounts received by the Company from the sale or redemption of any Metrocall securities must be paid in reduction of amounts outstanding under the Credit Facility. Page America is required to maintain a ratio of face amount of Series B Preferred Stock and value of Metrocall Common Stock to amounts outstanding under the Credit Facility of at least 1.5 to 1.

     The holders of Subordinated Notes have agreed to forbear from collecting on such Subordinated Notes until the earlier of December 31, 1998 or the occurrence of certain events relating to Page America, as described in the Forbearance Agreement. During the forbearance period, the holders of the Subordinated Notes will not initiate any action, exercise any remedy or make any claim against The Company with respect to the Subordinated Notes. In consideration of such forbearance, after all amounts have been paid in full under the Credit Facility, the holders of the Subordinated Notes will be entitled to receive 70% of all distributions made by Page America, up to an aggregate amount of $19 million to the Subordinated Note holders, with the remaining 30% to be distributed to the stockholders of Page America. After the holders of Subordinated Notes have indefeasibly received a total of $19 million, any remaining distributions will be made 50% to the holders of the Subordinated Notes and 50% to the stockholders of Page America. Interest will continue to accrue on the Subordinated Notes until the full amount of principal and interest due thereunder shall have been paid in full or the obligations thereunder shall have been otherwise satisfied in accordance with the terms and provisions of the Forbearance Agreement. Pursuant to the Forbearance Agreement, Page America's obligations to repurchase the warrants held by the holders of the Subordinated Notes will be terminated. Page America is not permitted to enter into transactions with its stockholders, officers or directors or conduct any business or incur any debt other than in connection with the satisfaction of its obligations under the Credit Facility, payment of other permitted liabilities and the implementation of the Plan of Liquidation.

     The holders of Page America's Series One Preferred Stock have agreed that 30% of any distributions payable to them with respect to their liquidation preference will be distributed to the holders of Page America's Common Stock.

     Following the discharge and/or provision for the liabilities of Page America, the Plan of Liquidation contemplates that Page America will distribute any remaining assets to its shareholders and to the holders of Subordinated Notes in accordance with the terms and provisions of the Forbearance Agreement. It is anticipated that the remaining assets will be any shares of Metrocall Preferred Stock and Common Stock not previously sold or redeemed and cash proceeds, if any, in excess of amounts required to satisfy its liabilities, and any shares of Metrocall Common Stock released from the escrow after all indemnification obligations have been satisfied or the proceeds from the sale of the foregoing. The value of the assets to be available for distribution to the Page America shareholders upon liquidation cannot be ascertained at this time and will depend, among other things, on the total amount of its liabilities, the number of shares of Metrocall Common Stock available to Page America from the escrow and the market value of the Metrocall Common Stock to be received by Page America.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 12, 1997, the Company held a special meeting of shareholders at which the shareholders were asked to vote on a proposal to approve the Amended and Restated Asset Purchase Agreement dated as of January 30, 1997, as amended, providing for the acquisition by Metrocall, Inc. of substantially all the assets of the Company and a plan of complete liquidation and dissolution of the Company. The proposal was approved by a vote of 17,293,316 for, 715,396 against and 18,796 abstentions.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   September 15, 1997

                                        PAGE AMERICA GROUP, INC.
                                        (Registrant)


                                        /S/ DAVID A. BARRY

                                            David A. Barry
                                        President and Chairman