Form 10-Q
period 1997-09-30
PAGE AMERICA GROUP INC
filed 1997-11-20
CIK 311048

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

FOR QUARTER ENDED SEPTEMBER 30, 1997           COMMISSION FILE NO. 1-10682

                            PAGE AMERICA GROUP, INC.
             (Exact Name of registrant as specified in its charter)


     NEW YORK                                                    13-2865787
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                         Identification Number)

   ONE INTERNATIONAL PLACE, BOSTON MA                            02110
  (Address of principal executive offices)                      Zip Code


  Registrant's telephone number, including area code:       (617) 330-8950


  125 STATE STREET, SUITE 100, HACKENSACK, NJ                   07601
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

                             Yes X No____

As of October 31, 1997, there were outstanding 16,025,087 shares of Registrant's common stock.


                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES
          UNAUDITED CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

                               SEPTEMBER 30, 1997
                                ($ IN THOUSANDS)

ASSETS

         Cash and cash equivalents                          $  2,305
         Prepaid expenses and other assets                       553
         Equity investments (Note C)                          42,744
                                                             -------
                                                              45,602
LIABILITIES

         Accounts payable and accrued expenses                 2,441
         Senior Credit Facility (Note C)                      14,945
         Subordinated notes payable (Note C)                  17,875
                                                              ------
                                                              35,261

Net assets in liquidation (Note C)                           $10,341
                                                             =======

         The accompanying notes are an integral part of these statements

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              (GOING CONCERN BASIS)

                                DECEMBER 31, 1996
                                ($ IN THOUSANDS)

ASSETS

Current assets

         Cash and cash equivalents                            $   290
         Accounts receivable, net of allowance for
          doubtful accounts of $278                               899
         Prepaid expenses and other current assets                672
              Total current assets                            ---------
                                                                1,861

Equipment, net of accumulated depreciation
         and amortization of $19,027                            5,382

Other assets
         Certificates of authority and other intangibles,
          net of accumulated amortization of $15,830           31,815
         Deposits and other non-current assets                    503
                                                              --------
                                                               32,318
                                                              --------
                                                              $39,561
                                                              =========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                   PAGE AMERICA GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                              (GOING CONCERN BASIS)

                                DECEMBER 31, 1996
                        (IN THOUSANDS, EXCEPT SHARE DATA)

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities
         Current maturities of long-term debt                  $ 51,814
         Accounts payable and accrued expenses                    3,807
         Dividends payable                                        2,864
         Other current liabilities                                1,785
                                                               --------
              Total current liabilities                          60,270

Long-term debt, less current maturities                             37

Shareholders; equity (deficit)
   Series one convertible preferred stock, 10% cumulative
   $.01 par value, authorized--310,000 shares; issued and
   outstanding--286,361 shares; liquidation value--
   $105 per share                                               30,068
   Common stock--$.10 par value, authorized--100,000,000
   shares, issued and outstanding--16,025,087 shares             1,604
   Paid-in capital                                              53,501
   Accumulated deficit                                         105,919)
                                                               --------
                                                               (20,746)
                                                               --------
                                                              $ 39,561

         The accompanying notes are an integral part of these statements

                   PAGE AMERICA GROUP, INC. AND SUBSIDIARIES
   UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

                               SEPTEMBER 30, 1997

Shareholders' deficit, December 31, 1996                    $  (20,746)

Net loss for the six months ended June 30, 1997
         Continuing operations                                  (3,822)
         Discontinued operations                                  (307)
                                                            -----------
           Net loss                                             (4,129)

Dividends on preferred stock                                    (1,432)
                                                            -----------
Net loss applicable to common stock                             (5,561)
Changes in common stock                                             (4)
                                                            -----------
Shareholders' deficit (Deficit in net assets),
  June 30, 1997                                                (26,311)
                                                            -----------
Transactions on July 1, 1997:
         Gain on sale of assets                                 23,276
         Reversal of accrued dividends on preferred stock        4,295
                                                            -----------
           Changes in net assets on July 1, 1997                27,571
                                                            -----------

Net assets at July 1, 1997 (Date of Plan of
   Liquidation adopted)                                         1,260
                                                            -----------
Changes in net assets in liquidation attributed to:
         Interest expense                                      (1,144)
         Dividend income on preferred stock                       525
         Sales, general and administrative expenses              (128)
         Gain on sale of equity investments                       383
         Unrealized gain on equity investments held for sale    9,899
         Income taxes                                            (454)
                                                              ----------

Net change in net assets in liquidation                         9,081
                                                              ----------

Net assets in liquidation at September 30, 1997               $10,341
                                                              =======

Changes in the components of net assets in liquidation
 for the three months ended, September 30, 1997:
         Decrease in cash and cash equivalents                $  (277)
         Decrease in prepaid expenses and other                   114
         Net increase in equity investments held for sale       9,177
         Decrease in senior credit facility                       367
         Increase in accrued expenses                            (300)
                                                             ----------
Net change in net assets in liquidation                       $ 9,081
                                                             ==========

        The accompanying notes are an integral part of these statements.

                   PAGE AMERICA GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
                                    UNAUDITED

NOTE A - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the net assets in liquidation and changes in net assets in liquidation of the Company for all interim periods presented have been made.

     As a result of the sale of substantially all of the Company's assets to Metrocall, Inc., the Company changed its basis of accounting from the going concern basis to the liquidation basis in accordance with generally accepted accounting principles, effective July 1, 1997. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, subject to the terms of the Forbearance Agreement.

NOTE B - PREFERRED AND COMMON STOCK

     Capital stock outstanding as of September 30, 1997 consists of the following:

                                           Series One
                                           Preferred                Common
                                           Stock                    Stock

Par value                                  $.01                     $.10
Shares authorized                       310,000                100,000,000
Shares issued and outstanding           286,361                 16,025,087


     Series One Convertible Preferred Stock has a liquidation value of $1.05 per share and a 10 percent dividend which was payable semi-annually in arrears. Payment of dividends may be made in cash or in Common Stock of the Company. Dividends in arrears aggregated $4,295,000, or $15.00 per preferred share, at June 30, 1997. The Preferred shareholders, upon the completion of the sale of assets on July 1, 1997, waived their rights to receive the dividend payment of $4,295,000 and their rights to future dividends (see Note C).

     The holders of Page America's Series One Preferred Stock have agreed that 30% of any distributions otherwise payable to them with respect to their liquidation preference will be distributed to the holders of Page America's Common Stock.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

NOTE C - SALE OF ASSETS AND PLAN OF LIQUIDATION

     On July 1, 1997, the Company sold substantially all of its assets to Metrocall, Inc. ("Metrocall") for a sale price of approximately $60.3 million including the assumption of $2.2 million of liabilities, pending final determination of the value of the Company's actual working capital at June 30, 1997. Page America received $24.8 million in cash, $15 million of Series B Junior Convertible Preferred Stock of Metrocall and $18.3 million of Common Stock of Metrocall. Certain shares of Metrocall common stock with a fair market value of $4.0 million at the date of sale were held in escrow pursuant to the sale agreement. Excluded from the sale were cash, assets related to the employee benefit plans and to the Florida and California operations which had been previously sold, liabilities under the Credit Facility, subordinated debt agreement and NEC America leasing contract, obligations with respect to federal, state and local taxes and certain other liabilities. As of September 30, 1997, the Company has recognized a gain from the sale of assets to Metrocall of approximately $23.3 million, net of expenses related to the sale of approximately $1.5 million. During the month of September 1997, the Company sold 150,000 shares of Metrocall common stock and realized a net gain of $383,000. In October, 1997, in connection with the final determination of the value of the Company's actual working capital at June 30, 1997, the Company returned 85,602 shares of Metrocall common stock reducing the actual number of shares held by the Company to 3,761,856, which has been reflected in the statement of changes in net assets in liquidation, at September 30, 1997.

     In connection with the sale discussed above, the Company adopted a plan of complete liquidation and dissolution of the corporate entity which became effective with the completion of the Metrocall sale. Accordingly, on July 1, 1997, the company changed from the going concern basis of accounting to the liquidation basis of accounting. The value of the assets to be available for payment of its liabilities and distribution to the Page America shareholders upon liquidation cannot be ascertained at this time and will depend among other things, on the total amount of its liabilities, the number of shares of Metrocall Common Stock available to Page America from the escrow, the market value of the Metrocall Common Stock, and the value of the Preferred Stock.

     Concurrently with the sale of substantially all of the Company's assets, the Company's Credit Facility was amended. Among other things, the amendment provided for an extension of the maturity date to December 31, 1998 and a waiver of all existing covenant defaults. In addition, the Company was required to use $20.5 million of the cash proceeds from the sale to reduce the debt by approximately $18.4 million and pay accrued interest of $2.0 million and certain closing expenses. On September 30, 1997, pursuant to the amended agreement, the Company paid a reinstatement fee of $350,000 originally due on November 30, 1996.

     The holders of Subordinated Notes have agreed to forbear from collecting on such Subordinated Notes until the earlier of December 31, 1998 or the occurrence of certain events relating to Page America, as described in the Forbearance Agreement. During the forbearance period, the holders of the Subordinated Notes will not initiate any action, exercise any remedy or make any claim against the Company with respect to the Subordinated Notes. In consideration of such forbearance, and in complete satisfaction of all amounts of principal and interest due, after all amounts have been paid in full under the Credit Facility, the holders of the Subordinated Notes will be entitled to receive 70% of cash available for distribution to the Subordinated Noteholders, and the Preferred and Common Shareholders, up to an aggregate amount of $19 million, with the remaining 30% to be distributed to the Preferred and Common shareholders of Page America. After the holders of Subordinated Notes have indefeasibly received a total of $19 million, any remaining amounts available for distribution to the Subordinated Noteholders and the Preferred and Common Shareholders will be made 50% to the holders of the Subordinated Notes and 50% to the Preferred and Common shareholders of Page America. Interest will continue to accrue on the Subordinated Notes until the full amount of principal and interest due thereunder shall have been paid in full or the obligations thereunder shall have been otherwise satisfied in accordance with the terms and provisions of the Forbearance Agreement.

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

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    CHANGES IN NET ASSETS IN LIQUIDATION for the three months ended September 30, 1997

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents were $2.3 million at September 30, 1997. On July 1, 1997 the Company sold substantially all of its assets to Metrocall. Page America received cash proceeds of $24.8 million which were used as follows:
$19.3 million to repay current maturities of long-term debt, $2.6 million to pay accrued interest and accounts payable, $654,000 for transaction costs and the remainder for working capital purposes. In September, 1997 the Company received $1.1 million from the sale of 150,000 shares of Metrocall common stock. During the third quarter, the Company paid interest on senior debt of $470,000, additional expenses related to the sale of $408,000 and estimated income taxes of $329,000.

PREPAID EXPENSES AND OTHER

     The Company received $326,000 which represents the final escrow payment from the sale of its Florida and California operations. This was applied to pay down the principal of the senior credit facility. Dividends of $525,000 on the Series B Preferred Stock of Metrocall have been accrued for the three months ended September 30, 1997

EQUITY INVESTMENTS

     At the closing of the sale on July 1, 1997, the Company received 1,500 shares ($15 million) of Series B Junior Convertible Preferred Stock of Metrocall and 3,997,458 ($19 million) of Common Stock of Metrocall. In September, 1997, the Company sold 150,000 shares of Metrocall common stock and realized a net gain of $383,000. The company returned 85,602 shares of Metrocall common stock in connection with the final determination of the value of the company's actual working capital at June 30, 1997. On September 30, 1997, the Company revalued the remaining Metrocall common stock based on a closing price of $7.375 and recorded an unrealized gain of $9.9 million.

ACCRUED EXPENSES

     On September 30, 1997, pursuant to the amended agreement, the company paid a reinstatement fee of $350,000 which was originally due on November 30, 1996. During the third quarter of 1997, the company accrued interest on the subordinated debt of $670,000.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      CHANGES IN NET ASSETS IN LIQUIDATION

                               FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     Pursuant to an Amended and Restated Asset Purchase Agreement dated January 30, 1997, as amended (the "Agreement"), on July 1, 1997, the Company sold substantially all of its assets to Metrocall, Inc. ("Metrocall") for consideration consisting of $24.8 million in cash, 1,500 shares of Series B Junior Convertible Preferred Stock of Metrocall having a value upon liquidation or redemption of $15 million and 3,997,458 shares ($19 million) of Common Stock of Metrocall. Of the shares of the Common Stock of Metrocall received by the Company, 832,250 shares ($4 million) were placed in escrow pursuant to the provisions of the escrow agreement. As of September 30, 1997, the Company has recognized a gain from the sale of assets to Metrocall of approximately $23.3 million, net of expenses related to the sale of approximately $1.5 million. During the month of September 1997, the Company sold 150,000 shares of Metrocall common stock and realized a net gain of $383,000. In October, 1997, in connection with the final determination of the value of the Company's actual working capital at June 30, 1997, the Company returned 85,602 shares of Metrocall common stock reducing the actual number of shares of common stock held by the company to 3,761,856, which has been reflected in the statement of changes in net assets in liquidation. On September 1, 1997, $3.75 million of the Metrocall Preferred Stock became convertible into 567,644 shares of common stock. Additional shares of Preferred Stock will be convertible at the rate of $3.75 million on each of December 1, 1997, March 1, 1998 and June 1, 1998.

     The cash proceeds of $24.8 million were used as follows: $19.3 million to repay current maturities of long-term debt, $2.6 million to pay accrued interest and accounts payable, $654,000 for transaction costs and the remainder for working capital purposes.

     In connection with the Agreement, the Company adopted a plan of complete liquidation and dissolution of corporate entity which became effective with the completion of the Metrocall sale. Accordingly, on July 1, 1997, the Company changed from the going concern basis of accounting to the liquidation basis of accounting. The cash received by the Company from this sale was not sufficient for the Company to pay in full in cash its outstanding obligations under the Credit Facility or under the Subordinated Notes or to pay its other outstanding liabilities. Page America will pay off the balance of its obligations from proceeds generated by the sale or redemption of Metrocall Common Stock and Series B Preferred Stock.

     In connection with the transaction, Page America renegotiated its Credit Facility such that the remaining outstanding balance of $15,271,831 is due and payable on or prior to December 31, 1998. In August, 1997, the Company paid down $326,484 of the Credit Facility reducing the balance to $14,945,347. Any amounts outstanding under the Page America Credit Agreement will bear interest payable monthly at prime plus 2% to 4% depending on the principal amount outstanding thereunder from time to time. In accordance with the amended Agreement, Page America paid $350,000 in cash to such lenders on September 30, 1997, which represents a reinstatement fee originally due on November 30, 1996. Until payment in full of the balance due under the Credit Facility, Page America will not be permitted to make any payments to the holders of the Subordinated Notes or its common or preferred stockholders, but it will be permitted to pay accounts payable, claims, expenses and liabilities incurred in connection with its liquidation. Subject to payment of such accounts, claims, expenses and liabilities, any amounts received by the Company from the sale or redemption of any Metrocall securities must be paid in reduction of amounts outstanding under the Credit Facility. Page America is required to maintain a ratio of face amount of Series B Preferred Stock and value of Metrocall Common Stock, excluding 832,250 shares held in escrow, to amounts outstanding under the Credit Facility of at least 1.5 to 1.

     The holders of Subordinated Notes have agreed to forbear from collecting on such Subordinated Notes until the earlier of December 31, 1998 or the occurrence of certain events relating to Page America, as described in the Forbearance Agreement. During the forbearance period, the holders of the Subordinated Notes will not initiate any action, exercise any remedy or make any claim against the Company with respect to the Subordinated Notes. In consideration of such forbearance, and in complete satisfaction of all amounts of principal and interest due, after all amounts have been paid in full under the Credit Facility, the holders of the Subordinated Notes will be entitled to receive 70% of cash available for distribution to the Subordinated Noteholders and the Preferred and Common Shareholders, up to an aggregate amount of $19 million, with the remaining 30% to be distributed to the Preferred and Common shareholders of Page America. After the holders of Subordinated Notes have indefensibly received a total of $19 million, any remaining amounts available for distribution to the Subordinated Noteholders, and the Preferred and Common Shareholders will be made 50% to the holders of the Subordinated Notes and 50% to the Preferred and Common shareholders of Page America. Interest will continue to accrue on the Subordinated Notes until the full amount of principal and interest due thereunder shall have been paid in full or the obligations thereunder shall have been otherwise satisfied in accordance with the terms and provisions of the Forbearance Agreement.

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

     The holders of Page America's Series One Preferred Stock have agreed that 30% of any distributions otherwise payable to them with respect to their liquidation preference will be distributed to the holders of Page America's Common Stock.

     Following the repayment of the Senior Credit Facility and provision for the liabilities of Page America, the Plan of Liquidation contemplates that Page America will distribute any remaining assets to its shareholders and to the holders of Subordinated Notes in accordance with the terms and provisions of the Forbearance Agreement. It is anticipated that the remaining assets will be any shares of Metrocall Preferred Stock and Common Stock not previously sold or redeemed and cash proceeds, if any, in excess of amounts required to satisfy its liabilities. The value of the assets to be available for distribution to the Page America shareholders upon liquidation cannot be ascertained at this time and will depend, among other things, on the total amount of its liabilities, the number of shares of Metrocall Common Stock available to Page America from the escrow and the value of the Metrocall Common Stock and Preferred Stock to be realized by Page America.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 1997
                                            PAGE AMERICA GROUP, INC.
                                                        (Registrant)


                                            /S/ DAVID A. BARRY
                                            --------------------------
                                                        David A. Barry
                                                President and Chairman