Form 10-K
period 1997-12-31
PAGE AMERICA GROUP INC
filed 1998-04-08
CIK 311048

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1997
                                                        or
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

c/o Bariston Associates, Inc.
ONE INTERNATIONAL PLACE, BOSTON, MA                      02110
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:   (617) 330-8950
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.10 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 1, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price, was approximately $800,000.

As of March 1, 1998, the registrant had 16,025,087 shares of Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Item 1.   BUSINESS


     On July 1, 1997, Page America Group, Inc. (the "Company" or "Page America") sold (the "Sale") substantially all of its assets to Metrocall, Inc. ("Metrocall") pursuant to the provisions of an Amended and Restated Asset Purchase Agreement dated as of January 30, 1997, as amended (the "Sale Agreement"). As the result of the Sale, Page America discontinued all its operations and, as discussed below, no longer engages in the paging business. Metrocall paid a purchase price (as adjusted) of approximately $60.7 million including the assumption of $2.2 million of liabilities. Page America received $24.8 million in cash, $15 million of Series B Junior Convertible Preferred Stock of Metrocall and $18.7 million of Common Stock of Metrocall, inclusive of a post-closing working capital adjustment resulting in the Company's returning 85,602 shares of common stock of Metrocall. Certain shares of Metrocall common stock with a fair market value of $4.0 million at the date of Sale are held in escrow until April 1, 1998 pursuant to the Sale Agreement. Excluded from the sale were cash, assets related to the employee benefit plans and to the Florida and California operations which had been previously sold, liabilities under the Company's credit facility with its lenders (the "Credit Facility"), subordinated notes (the "Subordinated Notes"), NEC America leasing contract, obligations with respect to federal, state and local taxes and certain other liabilities. The Company has recognized a gain from the sale of assets to Metrocall of approximately $22.9 million, net of expenses related to the sale of approximately $1.5 million. Through December 31, 1997, the Company has sold an aggregate of 248,200 shares of Metrocall common stock and realized a net gain of $627,000. At December 31, 1997, the Company held 3,663,656 shares of common stock of Metrocall.

     In connection with the Sale, the Company adopted a plan of complete liquidation and dissolution which became effective with the completion of the Sale. Accordingly, on July 1, 1997, the Company changed from the going concern basis of accounting to the liquidation basis of accounting. The value of the assets to be available for payment of its liabilities and distribution to the Page America shareholders upon liquidation cannot be ascertained at this time and will depend among other things, on the total amount of its liabilities, the number of shares of Metrocall Common Stock available to Page America from the escrow, the market value of the Metrocall Common Stock, and the value of the Metrocall Preferred Stock. Pursuant to the plan of liquidation, the Company will continue in existence for the sole purpose of winding up its affairs and will not engage in any business activities other than activities related to implementation of the plan of liquidation.

     Concurrently with the Sale, the Company's Credit Facility was amended. Among other things, the amendment provided for an extension of the maturity date to December 31, 1998 and a waiver of all existing covenant defaults. In addition, the Company was required to use $20.5 million of the cash proceeds from the Sale to reduce the debt by approximately $18.4 million and pay accrued interest of $2.0 million and certain closing expenses. On September 30, 1997, pursuant to the amended agreement, the Company paid a reinstatement fee of $350,000 originally due on November 30, 1996. Pending payment in full of the Credit Facility, the Company will not be permitted to make any payments to the holders of Subordinated Notes or to its stockholders. Any amounts received from the sale of securities of Metrocall in excess of appropriate cash reserves must be paid in reduction of amounts outstanding under the Credit Facility.

     The holders of Subordinated Notes and the Company entered into a Forbearance Agreement ( the "Forbearance Agreement") pursuant to which the holders have agreed to forbear from collecting on such Subordinated Notes until the earlier of December 31, 1998 or the occurrence of certain events relating to Page America, as described in the Forbearance Agreement. During the forbearance period, the holders of the Subordinated Notes will not initiate any action, exercise any remedy or make any claim against the Company with respect to the Subordinated Notes. In consideration of such forbearance, and in complete satisfaction of all amounts of principal and interest due, after all amounts have been paid in full under the Credit Facility, the holders of the Subordinated Notes will be entitled to receive 70% of cash available for distribution to the Subordinated Noteholders and the shareholders of the Company, up to an aggregate distribution to Subordinated Noteholders of $19 million, with the remaining 30% to be distributed to the shareholders of Page America. After the holders of Subordinated Notes have indefeasibly received a total of $19 million, any remaining amounts available for distribution to the Subordinated Noteholders and the shareholders of the Company will be made 50% to the holders of the Subordinated Notes and 50% to the shareholders of Page America. Interest will continue to accrue on the Subordinated Notes until the full amount of principal and interest due thereunder shall have been paid in full or the obligations thereunder shall have been otherwise satisfied in accordance with the terms and provisions of the Forbearance Agreement.

     Pursuant to the Forbearance Agreement, Page America's obligation to repurchase the warrants held by the holders of the Subordinated Notes was terminated. Under the Forbearance Agreement, Page America is not permitted to enter into transactions with its stockholders, officers or directors or conduct any business or incur any debt other than in connection with the satisfaction of its obligations under the Credit Facility, payment of other permitted liabilities and the implementation of its plan of liquidation.

     The holders of Page America's Preferred Stock have agreed that 30% of any distributions otherwise payable to them will respect to their liquidation preference will be distributed to the holders of Page America's Common Stock. In addition, holders of the Preferred Stock waived their rights to receive accrued dividends of $4,295,000 and their rights to future dividends.

     Page America was incorporated in 1976 under the laws of the State of New York. The Company's principal executive offices are located c/o Bariston Associates, Inc., One International Place, Boston, Massachusetts 02110 and its telephone number is 617-330-8950.

EMPLOYEES

     At March 1, 1998, Page America had one employee.

ITEM 2.  PROPERTIES

     The Company does not lease any material real estate or own any real property. The Company presently leases an office in New Jersey, but otherwise uses the facilities of Bariston Associates, Inc.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various lawsuits and proceedings arising in the normal course of business. In the opinion of management of the Company, the ultimate outcome of these other lawsuits and proceedings will not have a material adverse effect on the Company's net assets in liquidation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Common Stock of the Company was delisted from the American Stock Exchange ("AMEX") in April 1996 due to the Company's inability to comply with the financial guidelines of the AMEX from a listed exchange for continued listing. The last available price quotation for the Common Stock was April 16, 1996 and, therefore, current price quotations are not available. However, the Common Stock is currently being traded over-the-counter by some market makers.

                                              HIGH               LOW
         1996
         First Quarter                       $0.3125           $0.1875
         Second Quarter                      0.75               0.1875
         Third Quarter                       ----                 ----
         Fourth Quarter                      ----                 ----

     There were approximately 2,000 shareholders of record of Common Stock as of March 1, 1998. This number does not include beneficial owners holding shares through nominee or "street" names.

DIVIDEND POLICY

     The Company has never declared or paid cash dividends on its Common Stock and does not anticipate paying cash dividends to the holders of its Common Stock in the foreseeable future. The payment of dividends on Common Stock and Preferred Stock is also restricted pursuant to the provisions of the Company's Credit Facility and Forbearance Agreement.

ITEM 6. SELECTED FINANCIAL DATA

                                                                                                                     Period from
                                                                       Years Ended December 31,                      January 1 to
                                                            1993          1994(3)         1995(1)          1996      July 1, 1997(4)

Consolidated Statement of Operations Data:                                 (In thousands, except per share and pager data)

Revenues
Expenses related to corporate, finance and
  other activities
   General and administrative                              $2,183         $2,295         $2,579           $1,403          $671
   Interest                                                 4,032          5,102          6,248            6,141         3,078
   Other                                                    1,453            362          2,785              573           106
                                                            -----         ------          -----              ---           ---
Net loss before discontinued operations                    (7,668)        (7,759)       (11,612)          (8,117)       (3,855)
Discontinued operations
   Net income (loss) from operations of
     discontinued business                                  1,123            731           (763)               7          (307)
   (Loss) gain on sale of discontinued businesses               -              -           (718)               -        22,903
                                                           --------        -----         ---------          -------     --------
                                                            1,123            731         (1,481)               7        22,596

Net (loss) income                                          (6,545)        (7,028)       (13,093)          (8,110)       18,741
Preferred stock dividend requirements                      (3,268)        (3,023)        (2,863) (2)      (2,864)       (1,432)
                                                          -------        -------        --------          -------       -------
Net (loss) income applicable to common shares             ($9,813)      ($10,051)      ($15,956)        ($10,974)      $17,309
                                                          =======       ========       ========         ========       =======
Net loss before discontinued operations applicable
  to common shares                                       ($10,936)      ($10,782)      ($14,475)        ($10,981)      ($5,287)
                                                         ========       ========       ========         ========       ========
Net income (loss) from discontinued operations
  applicable to common shares                              $1,123           $731        ($1,481)              $7       $22,596
                                                           ======           ====        =======               ==       =======
Basic and diluted (loss) income per common share           ($2.55)        ($1.55)        ($2.01)          ($0.88)        $1.08
                                                           ======         ======         ======           ======         =====
Basic and diluted loss before discontinued
  operations per common share                              ($2.84)        ($1.66)        ($1.82)          ($0.88)       ($0.33)
                                                           ======         ======         ======           ======        ======
Basic and diluted income (loss) from discontinued
  operations per common share(5)                            $0.29          $0.11         ($0.19)             --          $1.41
                                                            =====          =====         ======                          =====
Weighted average shares outstanding                         3,847          6,464          7,936           12,498        16,033
                                                            =====          =====          =====           ======        ======

                                                                       Years Ended December 31,
Consolidated Balance Sheet Data(6):                         1993(5)       1994(2)         1995(1)(2)       1996      July 1, 1997(4)

Working capital (deficiency)                                ($2,053)      ($9,541)       ($52,444)       ($58,409)     (14,146)
Total assets                                                 75,193        70,229          44,003          39,561       36,622
Long-term debt, less current maturities                      57,850        56,953              69              37         --
Accumulated Deficit                                         (68,980)      (78,989)        (94,945)       (105,919)     (83,876)

Shareholders' equity (deficit)                                9,096           439         (11,222)        (20,746)       1,293


-------------------------

   (1) In July, 1995, the Company sold its California and
       Florida paging assets. Concurrently with the sale, the Company amended its Credit Facility and Subordinated Notes providing, among other things, for accelerated maturities. Such debt, which was classified as long term at December 31, 1994, was in default and is classified as a current liability at December 31, 1995 and 1996 and July 1, 1997. See Note C of
       Notes to Financial Statements.

(2)    In August, 1994 and March, 1995, the Company issued shares of its Common
       Stock as full payment of fiscal year 1994 dividends on Series One
       Convertible Preferred Stock. On June 30, 1995, in exchange for the waiver of the dividend payment on Series One Convertible Preferred Stock, the accrued dividends were added to the liquidation value. In June, 1996, the Company issued shares of its Common Stock in payment of accrued dividends at December 31, 1995 on Series One Convertible Preferred Stock. See Note
       G of Notes to Consolidated Financial Statements.

(3) On December 30, 1993, the Company acquired Crico and refinanced its senior and subordinated debt and redeemable Preferred Stocks.

(4) On July 1, 1997, the Company sold its remaining operations and adopted a plan of complete liquidation. Accordingly, there are no operations subsequent to July 1, 1997. (See Note B of Notes to Financial Statements).
       Operating results for the businesses sold have been reclassified to discontinued operations for all years presented.

(5)    The Company has never paid any cash dividends on its Common Stock.

(6)    The Company's net assets in liquidation at December 31, 1997 is comprised of the following ($ in thousands):
          Cash and cash equivalents                $ 1,382
          Other assets                                 287
          Equity investments                        33,890
          Accounts payable and accrued expenses     (1,655)
          Debt                                     (33,045)
                                                  ----------
          Net assets in liquidation                $   859
                                                  ===========

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table presents certain items in the Consolidated Statement of Operations.

                                                             Period from
                                                             January 1 to
                                                                July 1,                   Years Ended December 31
                                                                 1997                    1996                   1995
                                                                         (Dollar amounts in thousands)

Revenues                                                        --                      --                     --

Expenses related to corporate, finance and
     other activities
     General and administrative                                $671                    $1,403                 $2,579
     Interest                                                 3,078                     6,141                  6,248
     Other                                                      106                       573                  2,785
                                                             --------                  -------               ---------
Net loss before discontinued operations                      (3,855)                   (8,117)               (11,612)

Discontinued operations
     Net (loss) income from operations of
     discontinued businesses                                   (307)                        7                   (763)
     Gain (loss) on sale of discontinued
     businesses                                              22,903                       --                    (718)
Net income (loss)                                           $18,741                   ($8,110)              ($13,093)
                                                           ==========                 ==========            ==========

YEAR ENDED DECEMBER 31, 1997 (for the period January 1, through July 1,1997) COMPARED WITH YEAR ENDED DECEMBER 31, 1996

     GENERAL AND ADMINISTRATIVE EXPENSES on an annualized basis remained relatively constant in 1997 as compared to 1996.

     INTEREST EXPENSE on an annualized basis remained relatively constant in 1997 as compared to 1996.

     OTHER EXPENSES on an annualized basis decreased approximately $361,000 (63.0%) in 1997. The decrease was principally due to banking fees of $450,000 associated with the modification of the senior credit facility incurred in the second quarter of 1996.

     NET LOSS FROM DISCONTINUED OPERATIONS excluding the gain on sale of discontinued businesses ($22.9 million) was $614,000 on an annualized basis for 1997, as compared to a net profit of $7,000 in the year ended December 31, 1996. Operating results were negatively impacted during 1997 by the lack of available operating capital.


YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

     GENERAL AND ADMINISTRATIVE EXPENSES decreased by $1.2 million (45.6%) primarily due to a reduction in personnel and a decrease in professional fees.

     INTEREST EXPENSE remained relatively constant in 1996 as compared to 1995.

     OTHER EXPENSES decreased approximately $2.2 million (79.4%) in 1996. The decrease was primarily due to the following special charges in 1995: a write-down of deferred financing costs related to the senior debt and subordinated debt amounting to $1.6 million and costs associated with the debt restructuring in the amount of $726,000. Fiscal year 1996 included banking fees of $450,000 associated with the modification of the senior credit facility.

     NET INCOME FROM DISCONTINUED OPERATIONS in 1996 was $7,000 as compared to a net loss of $1.5 million in 1995. The decrease in net loss was primarily due to the loss on sale, in 1995, of the Company's Florida and California operations ($.7 million) and cost reductions in the Company's remaining operations.

                               FINANCIAL CONDITION

CHANGES IN NET ASSETS IN LIQUIDATION

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents were $1.4 million at December 31, 1997. On July 1, 1997 the Company sold substantially all of its assets to Metrocall. Page America received cash proceeds of $24.8 million which were used as follows:
$19.3 million to repay current maturities of long-term debt, $2.7 million to pay accrued interest and accounts payable, $654,000 for transaction costs and the remainder for working capital purposes. During the six month period ended December 31, 1997, the Company received $1.8 million from the sale of 248,200 shares of Metrocall common stock. During the third and fourth quarters, the Company paid $1.1 million of principal on the senior credit facility, interest on the senior debt of $919,000, additional expenses related to the sale of $489,000 and estimated income taxes of $439,000.

OTHER ASSETS

     In August 1997, the Company received $326,000 which represents the final escrow payment from the sale of its Florida and California operations. This was applied to pay down the principal of the senior credit facility. Dividends of $279,000 on the Series B Preferred Stock of Metrocall have been accrued for one and one-half months ended December 31, 1997.

EQUITY INVESTMENTS

     At the closing of the sale on July 1, 1997, the Company received 1,500 shares ($15 million) of Series B Junior Convertible Preferred Stock of Metrocall and 3,997,458 ($19 million) of Common Stock of Metrocall. During the six month period ended December 31, 1997, the Company sold 248,200 shares of Metrocall common stock and realized a net gain of $627,000. In October, 1997, the Company returned 85,602 shares of Metrocall common stock in connection with the final determination of the value of the Company's actual working capital at June 30, 1997. On November 15, 1997, the Company received 79 shares ($790,000) of Series B Junior Convertible Preferred Stock of Metrocall in payment of dividends accrued from July 1 to November 15, 1997 on the Series B Preferred it received from the sale. On December 31, 1997, the Company revalued its remaining Metrocall common stock of 3,663,656 shares based on a closing price of $4.9375 and recorded an unrealized gain of $727,000.

ACCRUED EXPENSES

     On September 30, 1997, pursuant to the amended credit facility, the Company paid a reinstatement fee of $350,000 which was originally due on November 30, 1996. The Company paid estimated income taxes of $439,000 on the gain on the sale of discontinued businesses. During the six month period ended December 31, 1997, the Company accrued interest on the subordinated notes of $1.3 million.

LIQUIDITY AND CAPITAL RESOURCES

     Pursuant to an Amended and Restated Asset Purchase Agreement dated January 30, 1997, as amended (the "Agreement"), on July 1, 1997, the Company sold substantially all of its assets to Metrocall, Inc. ("Metrocall") for consideration consisting of $24.8 million in cash, 1,500 shares of Series B Junior Convertible Preferred Stock of Metrocall having a value upon liquidation or redemption of $15 million and 3,997,458 shares ($19.2 million) of Common Stock of Metrocall. Of the shares of the Common Stock of Metrocall received by the Company, 832,250 shares ($4 million) were placed in escrow pursuant to the provisions of the escrow agreement. In October, 1997, in connection with the final determination of the value of the Company's actual working capital at June 30, 1997, the Company returned 85,602 shares of Metrocall common stock. The Company has recognized a gain from the sale of assets to Metrocall of approximately $22.9 million, net of expenses related to the sale of approximately $1.5 million. During the six month period ended December 31, 1997, the Company sold 248,200 shares of Metrocall common stock and realized a net gain of $627,000. At December 31, 1997, the Company held 3,663,656 shares of common stock of Metrocall.

     On November 15, 1997, the Company received 79 shares ($790,000) of Series B Junior Convertible Preferred Stock of Metrocall in payment of dividends accrued from July 1 to November 15, 1997 on the 1,500 shares of Preferred Stock it received from the sale. On September 1, and December 1, 1997, $3.75 million of the Metrocall Preferred Stock became convertible into 567,644 and 641,026 shares of common stock, respectively. In addition, $197,500 of the Metrocall Preferred Stock received on November 15, 1997, became convertible on each of September 1 and December 1, 1997, into 29,895 and 33,760 shares of common stock, respectively. Additional shares of Preferred Stock will be convertible at the rate of $3.75 million on each of March 1, 1998 and June 1, 1998.

     The cash proceeds of $24.8 million were used as follows: $19.3 million to repay current maturities of long-term debt, $2.7 million to pay accrued interest and accounts payable, $654,000 for transaction costs and the remainder for working capital purposes.

     In connection with the Agreement, the Company adopted a plan of complete liquidation and dissolution of corporate entity which became effective with the completion of the Metrocall sale. Accordingly, on July 1, 1997, the Company changed from the going concern basis of accounting to the liquidation basis of accounting. The cash received by the Company from this sale was not sufficient for the Company to pay in full in cash its outstanding obligations under the Credit Facility or under the Subordinated Notes or to pay its other outstanding liabilities. Page America will pay the balance of its obligations from proceeds generated by the sale or redemption of Metrocall Common Stock and Series B Preferred Stock.

     In connection with the transaction, Page America renegotiated its Credit Facility such that the remaining outstanding balance of $15,271,831 is due and payable on or prior to December 31, 1998. In August and October, 1997, the Company paid $326,484 and $750,000, respectively, of the Credit Facility reducing the balance to $14,195,347. Any amounts outstanding under the Page America Credit Agreement will bear interest payable monthly at prime plus 2% to 4% depending on the principal amount outstanding thereunder from time to time. In accordance with the amended Agreement, Page America paid $350,000 in cash to such lenders on September 30, 1997, which represents a reinstatement fee originally due on November 30, 1996. Until payment in full of the balance due under the Credit Facility, Page America will not be permitted to make any payments to the holders of the Subordinated Notes or its common or preferred stockholders, but it will be permitted to pay accounts payable, claims, expenses and liabilities incurred in connection with its liquidation. Subject to payment of such accounts, claims, expenses and liabilities, any amounts received by the Company from the sale or redemption of any Metrocall securities in excess of appropriate cash reserves must be paid in reduction of amounts outstanding under the Credit Facility. Page America is required to maintain a ratio of face amount of Series B Preferred Stock and value of Metrocall Common Stock, excluding 832,250 shares held in escrow, to amounts outstanding under the Credit Facility of at least 1.5 to 1.

     On July 1, 1997, concurrent with the sale of the Company's assets, the holders of Subordinated Notes have agreed to forbear from collecting on such Subordinated Notes until the earlier of December 31, 1998 or the occurrence of certain events relating to Page America, as described in the Forbearance Agreement. During the forbearance period, the holders of the Subordinated Notes will not initiate any action, exercise any remedy or make any claim against the Company with respect to the Subordinated Notes. In consideration of such forbearance, and in complete satisfaction of all amounts of principal and interest due, after all amounts have been paid in full under the Credit Facility, the holders of the Subordinated Notes will be entitled to receive 70% of cash available for distribution to the Subordinated Note Holders and the Preferred and Common Shareholders, up to an aggregate amount of $19 million, with the remaining 30% to be distributed to the Preferred and Common shareholders of Page America. After the holders of Subordinated Notes have indefeasibly received a total of $19 million, any remaining amounts available for distribution to the Subordinated Note Holders and the Preferred and Common Shareholders will be made 50% to the holders of the Subordinated Notes and 50% to the Preferred and Common shareholders of Page America. Interest will continue to accrue on the Subordinated Notes until the full amount of principal and interest due thereunder shall have been paid in full or the obligations thereunder shall have been otherwise satisfied in accordance with the terms and provisions of the Forbearance Agreement.

     Pursuant to the Forbearance Agreement, Page America's obligations to repurchase the warrants held by the holders of the Subordinated Notes have been terminated. Page America is not permitted to enter into transactions with its stockholders, officers or directors or conduct any business or incur any debt other than in connection with the satisfaction of its obligations under the Credit Facility, payment of other permitted liabilities and the implementation of the Plan of Liquidation.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company are as follows:

                                                               DIRECTOR OR
NAME                   AGE      POSITION WITH COMPANY         OFFICER SINCE

David A. Barry         51       Chairman of the Board and         1988
                                Chief Executive Officer
Martin H. Neidell      51       Secretary                         1983
Jack Kadis             49       Director                          1996


     The Directors are presently elected for one year terms which expire at the next annual meeting of shareholders. Executive officers are elected annually by the Board of Directors to hold office until the first meeting of the Board following the next annual meeting of shareholders and until their successors are chosen and qualified.

     Mr. Barry has been President of Bariston Associates, Inc. since April 1986. He has been acting as Chairman of the Board and Chief Executive Officer of the Company since August 1, 1995. Mr. Barry was Managing Director and Principal of Winthrop Financial Associates from September 1982 to April 1986. Prior thereto, Mr. Barry was a Managing Director of PaineWebber Incorporated.

     Mr. Neidell has been Secretary of the Company since 1983. For more than the past five years, Mr. Neidell has been a partner of Stroock & Stroock & Lavan LLP, counsel to the Company.

     Mr. Kadis has been a director since 1996. He has been Executive Vice President of Bariston for more than the past 10 years.

     The Company's Directors do not receive any fees.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning compensation paid to each of the most highly compensated executive officers of the Company whose salary and bonus for 1997 exceeded $100,000. The Chief Executive Officer of the Company does not receive any compensation for service in such capacity.

                           SUMMARY COMPENSATION TABLE

====================================================================================================================================
                                                         ANNUAL COMPENSATION                      Long Term
                                                                                               Compensation
         Name and               Year
         Principal                                                                                                      All Other
         Position                                                                                                    Compensation(2)
                                                                                                                           ($)
                                       ---------------------------------------------------------------------------------------------
                                             Salary             Bonus             Other             Options
                                               ($)               ($)             Annual               (#)
                                                                                Comp. ($)
------------------------------------------------------------------------------------------------------------------------------------
KATHLEEN C. PARRAMORE           1997        $ 99,634           $ 4,603                                                 $141,848
  President (1)
                            --------------------------------------------------------------------------------------------------------
                                1996         $165,000          $25,000                                                  $ 2,807
                            --------------------------------------------------------------------------------------------------------
                                1995         $160,673                                              150,000              $ 4,957
------------------------------------------------------------------------------------------------------------------------------------
MARTIN KATZ                     1997         $ 84,807          $12,071                                                  $76,177
Vice President (1)
                            --------------------------------------------------------------------------------------------------------
                                1996         $150,000          $20,000                                                  $ 2,045
                            --------------------------------------------------------------------------------------------------------
                                1995         $102,692                                               75,000              $ 1,038
------------------------------------------------------------------------------------------------------------------------------------
RICHARD A. CONTRERA             1997         $ 57,612          $50,000                                                   $  720
Vice President (1)
                            --------------------------------------------------------------------------------------------------------
                                1996         $110,140          $10,000                                                  $ 1,377
                            --------------------------------------------------------------------------------------------------------
                                1995         $110,039                                                                    $5,173
====================================================================================================================================

(1)  Effective July 1, 1997, these persons resigned as officers of the Company.

(2)  Consists of Company matching contributions under the Company's Stock
     Purchase Plan, and in 1997 $140,000 of severance pay to Ms. Parramore, $75,000 of severance pay to Mr. Katz and $325 in premiums paid on an insurance policy on the life of Ms. Parramore under which she designates the beneficiary.

     In order to assist Page America in consummating the Sale and retaining key members of management pending the closing, Page America entered into employment arrangements with its three senior executive officers, Kathleen C. Parramore, Martin Katz and Richard A. Contrera.

     The agreement with Ms. Parramore provided that she would continue her employment with Page America through the Sale. Upon the closing of the Sale, Ms. Parramore became entitled to receive a severance payment of $165,000 (her then annual salary), payable in twelve equal monthly installments commencing after the closing. Subsequent to the closing of the Sale the $165,000 payable to Ms. Parramore was reduced to $140,015. Upon closing of the Sale, Ms. Parramore received a cash bonus of $4,603.

     Page America entered into a similar agreement with Martin Katz. Upon closing of the Sale, Mr. Katz became entitled to a six month severance payment of $75,000, payable in six equal monthly installments commencing after the closing. Upon closing of the Sale, Mr. Katz received a cash bonus of approximately $12,000.

     Page America also entered into an employment arrangement with Richard Contrera. Page America paid a cash bonus of $10,000 to Mr. Contrera at the end of his employment with Page America and an additional $10,000 at the end of each of the four months following termination of his employment with Page America.

STOCK OPTION GRANTS AND EXERCISES

     No stock options were granted or exercised in 1997. At December 31, 1997, no stock options were held by any officers or directors of the Company.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to beneficial ownership of Common Stock at February 1, 1998 by (i) each person known by the Company to beneficially own more than five percent of outstanding Common Stock, (ii) each Director of the Company, (iii) each of the most highly compensated executive officers of the Company and (iv) all Directors and executive officers of the Company as a group. Except as noted below, each person or entity has sole voting and investment power with respect to all shares listed as owned by such person or entity.

NAME AND ADDRESS                            NUMBER(1)         PERCENT OF CLASS

David A. Barry(2)                            8,104,950              33.6%
One International Place
Boston, MA 02110

Jack Kadis(2)                                8,069,113              33.5%
One International Place
Boston, MA 02110

Bariston Paging Partners, L.P.(2)            7,781,837              32.7%
c/o Bariston Associates, Inc.
One International Place
Boston, MA 02110

T. Rowe Price
 Associates, Inc.(3)                         2,515,986              14.9%
100 East Pratt Street
Baltimore, MD 21202

Sandler Mezzanine General Partnership(4)     1,053,019              6.4%
767 Fifth Avenue
New York, NY 10153

Revy Investment Co., Inc.(5)                 1,022,724            6.0%
1300 S.W. Fifth Avenue
Portland, Oregon 10153

Richard Contrera(6)                             18,108                *

Kathleen Parramore(7)                           13,985                *

Martin Katz (8)                                  4,468                *

Directors and executive officers as a group     50,364                *
(3 persons)(9)

*    Less than one percent.

(1) Assumes exercise of options or warrants to purchase shares of Common Stock and conversion of shares of Series One Convertible Preferred Stock into shares of Common Stock.

(2) David A. Barry and Jack Kadis are directors of the Company elected by the holders of the Company's Series One Convertible Preferred Stock. Mr. Barry and Mr. Kadis are the general partners of BHI Associates VI, L.P., which is the sole general partner of Bariston Paging Partners, L.P. ("Bariston Paging"). Messrs. Barry and Kadis are the controlling shareholders of Bariston Holdings, Inc., which is the sole shareholder of Bariston Associates, Inc. ("Bariston") and Bariston Securities, Inc. The total number of shares listed above include 156,242 shares of Series One Convertible Preferred Stock owned by Bariston Paging, 2,254 shares of Series One Convertible Preferred Stock owned by Bariston and 378 shares of Series One Convertible Preferred Stock owned by Mr. Barry, which are convertible into an aggregate of 3,530,180 shares of Common Stock, 125,778 shares of Common Stock issuable upon exercise of warrants owned by BHI Associates VI, L.P., 41,672 shares of Common Stock issuable upon exercise of warrants owned by Bariston, 4,310,140 shares of Common Stock owned by Bariston Paging, 69,742 shares of Common Stock owned by Bariston and 27,428 shares of Common Stock owned by Mr. Barry. Messrs. Barry and Kadis disclaim beneficial ownership of the portion of the foregoing shares in which they have no actual pecuniary interest.


(3) These securities are owned by various individual and institutional investors including T. Rowe Price High Yield Fund. Inc., which T. Rowe Price Associates, Inc. ("Price Associates") serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities. Consists of 20,000 shares of Series One Convertible Preferred Stock convertible into an aggregate of 444,400 shares of Common Stock, and 1,128,624 shares of Common Stock owned by T. Rowe Price High Yield Fund and 18,560 shares of Series One Convertible Preferred Stock convertible into an aggregate of 412,403 shares of common stock and 530,559 shares of common stock owned by Price Associates.

(4) Sandler Mezzanine General Partnership is the investment General Partner of each of Sandler Mezzanine T-E Partners, L.P. ("TE"), Sandler Mezzanine Partners, L.P. ("SM") and Sandler Mezzanine Foreign Partners, L.P. ("FP"). Each of MJM Media Corp., which is controlled by Michael J. Marocco, ARPH Media Corp., which is controlled by Harvey Sandler, EMEBE Media Corp., which is controlled by Barry Lewis, and Kornreich Media Corp., which is controlled by John A. Kornreich, is a General Partner of Sandler Mezzanine General Partnership. Consists of 5,390, 12,020 and 2,590 shares of Series One Convertible Preferred Stock owned by TE, SM, and FP, respectively, which are convertible into an aggregate of 444,400 shares of Page America Common Stock; and 164,022, 365,782 and 78,815 shares of Page America Common Stock owned by TE, SM and FP, respectively. Messrs. Marocco, Sandler, Lewis and Kornreich disclaim beneficial ownership of the portion of the foregoing shares in which they have no actual pecuniary interest.

(5) Includes 551,729 shares of Common Stock and 20,000 shares of Series One Convertible Preferred Stock convertible into an aggregate of 444,400 shares of Common Stock.

(6) Includes 10,758 shares of Common Stock vested under the Company's Stock Purchase Plan.

(7) Includes 9,886 shares of Common Stock vested under the Company's Stock Purchase Plan.

(8) Consists of shares of Common Stock vested under the Company's Stock Purchase Plan.

(9) Includes 378 shares of Series One Convertible Preferred Stock which are convertible into 8,399 shares of Common Stock.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors, executive officers and holders of more than 10% of its Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. The Company believes that during the fiscal year ended December 31, 1997, its officers, directors and holders of more than 10% of its Common Stock complied with all Section 16(a) filing requirements.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Bariston Associates, Inc. ("Bariston") has been engaged by the Company to provide investment banking functions for which it presently receives a fee of $9,087 per month during the Company's liquidation, plus reimbursement for expenses incurred by it in connection therewith. This agreement will terminate upon the earlier to occur of Bariston and its affiliates ceasing to control a majority of the Series One Convertible Preferred Stock (or Common Stock issued upon conversion thereof) or Bariston and its affiliates owning less than 20 percent of the Company's full diluted shares of Common Stock. Upon consummation of the Sale, Bariston was paid $288,565 which was due and owing to it under such agreement.

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


                                     PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1). Financial Statements. The consolidated financial statements of Page America Group, Inc. and Subsidiaries, required by Part II, Item 8, are included in Part IV of this report.

          Report of Independent Auditors

          Financial Statements Subsequent to Adoption of Plan of Liquidation

               Consolidated Statement of Net Assets in liquidation at December 31, 1997.

               Consolidated Statement of changes in Net Assets in liquidation for the period from July 2, 1997 to December 31, 1997.

          Financial Statements Prior to Adoption of Plan of Liquidation

               Consolidated Balance Sheet at December 31, 1996.

               Consolidated statements of Operations for the period from January 1, 1997 to July 1, 1997 and for the years ended December 31, 1996 and December 31, 1995.

               Consolidated Statements of Cash Flows for the period from January 1, 1997 to July 1, 1997 and for the two years ended December 31, 1996 and December 31, 1995.

               Consolidated Statement of Stockholders' Equity (Deficit) for the period from January 1, 1997 to July 1, 1997 and for the years ended December 31, 1996 and December 31, 1995.

     Notes to Consolidated Financial Statements.

     (a)(2). Financial Statement Schedule.

     Schedule II - Valuation and Qualifying Accounts

     All other financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

EXHIBITS

         (a)(3)  Exhibits:

EXHIBIT NO.

3.1 Restated Certificate of Incorporation of the Registrant, as amended. Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 ("1993 10-K").
3.2 By-Laws of the Registrant. Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (File No. 33-46333).
10.1 Amended and Restated Asset Purchase Agreement dated as of January 30, 1997, as amended, by and among Metrocall, Inc., Page America Group, Inc. and various subsidiaries of Page America Group, Inc. Incorporated by reference to Exhibits 2.2 and 2.3 to Registration Statement on Form S-4 filed by Metrocall (No. 333-21231).
10.2 Amended and Restated Credit Agreement dated as of July 1, 1997 by and among Page America Group, Inc., its subsidiaries and NationsBank of Texas, N.A., individually and as agent, and the lenders party thereto.
10.3 Subordinated Promissory Note, Preferred Stock, Common Stock and Warrant Purchase Agreement dated as of December 30, 1993, by and among Page America Group, Inc., its subsidiaries and various purchasers parties thereto. Incorporated by reference to Exhibit 10.4 to 1993 10-K.
10.4 Second Amended and Restated Registration Rights Agreement dated as of December 30, 1993. Incorporated by reference to Exhibit 10.5 to 1993 10-K.
10.5 Subordinated Promissory Note Registration Rights Agreement dated as of December 30, 1993. Incorporated by reference to Exhibit 10.6 to 1993 10-K.
10.6 Series One Convertible Preferred Stock Voting Agreement dated as of December 30, 1993. Incorporated by reference to Exhibit 10.7 to 1993 10-K.
10.7 Investment Banking Agreement dated December 30, 1993 between Bariston Associates, Inc. and Page America Group, Inc. Incorporated by reference to Exhibit 10.8 to 1993 10-K.
10.8 Asset Purchase Agreement dated as of February 24, 1995 by and among Paging Network of Florida, Inc., Page America Group, Inc. and various subsidiaries of Page America Group, Inc. Incorporated by reference to
       Exhibit 10.10 to 1994 10-K.
10.9 Indenture dated as of June 30, 1994 among Page America Group, Inc., its subsidiaries, and American Stock Transfer and Trust Company, as Trustee. Incorporated by reference to Exhibit 4 to Registration Statement on Form S-4 (File No. 33-77832).
10.10 Amendment dated as of July 28, 1995 to Indenture dated as of June 30, 1994 by and among Page America Group, Inc., its subsidiaries, and American Stock Transfer and Trust Company, as Trustee. Incorporated by reference to Exhibit 10.14 to 1995 10-K.
10.11. Forbearance Agreement dated as of July 1, 1997 among the holders of Subordinated Notes, Page America Group, Inc., and its subsidiaries.
21. Subsidiaries of the Registrant. Incorporated by reference to Exhibit 21 to 1994 10-K.

27.    Financial Data Schedule

(b)    Reports on Form 8-K

       None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PAGE AMERICA GROUP, INC.


April 6, 1998
                                         By:/S/ David A. Barry
                                           David A. Barry
                                           Chairman of the Board and
                                           Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


NAME                              TITLE                          DATE

/s/ David A. Barry                Chairman of the Board and
David A. Barry                    Chief Executive Officer        April 6, 1998

/s/ Jack Kadis
Jack Kadis                        Director                       April 6, 1998

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

         The accompanying notes are an integral part of these statements


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                    PAGE

Report of Independent Auditors                                       F-2

Financial Statements Subsequent to Adoption of Plan of Liquidation

         Consolidated Statement of Net Assets
           in Liquidation at December 31, 1997                       F-3

         Consolidated Statement of Changes in
           Net Assets in Liquidation for the period
           from July 2, 1997 to December 31, 1997                     F-4

Financial Statements Prior to Adoption of
  Plan of Liquidation

         Consolidated Balance Sheet at December 31, 1996               F-5

         Consolidated Statements of Operations for the period
         from January 1, 1997 to July 1, 1997 and for the years
         ended December 31, 1996 and December 31, 1995                 F-7

         Consolidated Statements of Cash Flows for the period
         from January 1, 1997 to July 1, 1997 and for the years
         ended December 31, 1996 and December 31, 1995                 F-8

         Consolidated Statement of Shareholders' Equity (Deficit)
         for the period from January 1, 1997 to July 1, 1997 and
         for the years ended December 31, 1996 and December 31, 1995   F-10

Notes to Consolidated Financial Statements                             F-11


                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Page America Group, Inc.

     We have audited the accompanying statement of net assets in liquidation of Page America Group, Inc. and subsidiaries as of December 31, 1997 and the related statement of changes in net assets in liquidation for the period from July 2, 1997 to December 31, 1997. In addition, we have audited the accompanying consolidated balance sheet as of December 31, 1996 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the period from January 1, 1997 to July 1, 1997 and each of the two years in the period ended December 31, 1996. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     As described in Note B to the consolidated financial statements, the stockholders of Page America Group, Inc. approved a plan of liquidation on July 1, 1997, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to July 1, 1997 from the going-concern basis to a liquidation basis.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Page America Group, Inc. and subsidiaries at December 31, 1997 and the changes in their net assets in liquidation for the period from July 2, 1997 to December 31, 1997, and the consolidated financial position as of December 31, 1996 and the consolidated results of their operations and their cash flows for the period from January 1, 1997 to July 1, 1997 and each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles applied on the bases described in the preceding paragraph. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        ERNST & YOUNG LLP

Hackensack, New Jersey
April 2, 1998

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES


               CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                                DECEMBER 31, 1997
                                ($ IN THOUSANDS)

ASSETS

         Cash and cash equivalents                              $  1,382
         Other assets                                                287
         Equity investments                                       33,890
                                                                 --------
                                                                  35,559

LIABILITIES

         Accounts payable and accrued expenses                     1,655
         Senior credit facility                                   14,195
         Subordinated notes payable                               18,850
                                                                 --------
                                                                  34,700

Net assets in liquidation                                        $   859
                                                                 =========

        The accompanying notes are an integral part of these statements

                   PAGE AMERICA GROUP, INC. AND SUBSIDIARIES


               CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN
                LIQUIDATION  FOR THE PERIOD FROM JULY 2, 1997 TO
                                DECEMBER 31, 1997
                                ($ In Thousands)


Net assets at July 1, 1997 (Date Plan of Liquidation adopted)                          $   854
                                                                                       -----------
Changes in net assets in liquidation attributed to:
         Interest expense                                                                  (2,259)
         Dividend income on preferred stock                                                 1,069
         Gain on sale of equity investments                                                   627
         Unrealized gain on equity investments held for sale                                  727
         General and administrative expenses                                                 (159)
                                                                                       ----------

Net change in net assets in liquidation                                                         5
                                                                                       ----------

Net assets in liquidation at December 31, 1997                                         $      859
                                                                                       ==========

Changes in the components of net assets in liquidation for the period from July
 2, 1997 to December 31, 1997
         Decrease in cash and cash equivalents                                          $  (1,234)
         Decrease in prepaid expenses and other                                              (152)
         Net increase in equity investments                                                   323
         Decrease in senior credit facility                                                   142
         Decrease in accrued expenses                                                         926
                                                                                       ----------

Net change in net assets in liquidation                                                 $       5
                                                                                        =========

         The accompanying notes are an integral part of these statements

                   PAGE AMERICA GROUP, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEET
                              (GOING CONCERN BASIS)

                                DECEMBER 31, 1996
                                ($ IN THOUSANDS)


ASSETS

Current assets

         Cash and cash equivalents                                                      $     290
         Accounts receivable, net of allowance for
          doubtful accounts of $278                                                           899
         Prepaid expenses and other current assets                                            672
                                                                                            ------
              Total current assets                                                          1,861

Equipment, less accumulated depreciation
         and amortization                                                                   5,382

Other assets
         Certificates of authority,
          net of accumulated amortization of $3,821                                        20,363
         Customer lists, net of accumulated
          amortization of $8,537                                                            3,232
         Other intangibles, net of accumulated
          amortization of $3,472                                                            8,220
         Deposits and other non-current assets                                                503
                                                                                           -------
                                                                                           32,318
                                                                                          $39,561
                                                                                          ========

         The accompanying notes are an integral part of these statements

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

                              (GOING CONCERN BASIS)

                                DECEMBER 31, 1996
                        ($ IN THOUSANDS, EXCEPT SHARE DATA)



LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities
         Current maturities of long-term debt                                           $  51,814
         Accounts payable and accrued expenses                                              3,807
         Dividends payable                                                                  2,864
         Other current liabilities                                                          1,785
                                                                                      -----------
              Total current liabilities                                                    60,270

Long-term debt, less current maturities                                                        37

Shareholders equity (deficit)
         Series one convertible preferred stock, 10% cumulative $.01 par value, authorized--310,000 shares; issued and outstanding--286,361 shares;
          liquidation value--
          $105 per share                                                                   30,068
         Common stock--$.10 par value, authorized--100,000,000
          shares; issued and outstanding--16,037,095 shares                                 1,604
         Paid-in capital                                                                   53,501
         Accumulated deficit                                                             (105,919)
                                                                                        ---------
                                                                                          (20,746)
                                                                                        ----------
                                                                                        $  39,561
                                                                                        ==========

         The accompanying notes are an integral part of these statements

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     Period from                    Years Ended
                                                                 January 1, 1997 to                 December 31,
                                                                    July 1, 1997              1996(a)           1995(a)
                                                                    ------------              -------           -------

Revenues                                                                   -                   -                -

Expenses related to corporate, finance and other activities
     General and administrative                                        $     671         $      1,403     $     2,579
     Interest                                                              3,078                6,141           6,248
     Other                                                                   106                  573           2,785
                                                                   -------------        -------------     -----------

Net loss before discontinued operations                                   (3,855)              (8,117)        (11,612)
Discontinued operations
     Net (loss) income from operations of
       discontinued businesses                                              (307)                   7            (763)
     Gain (loss) on sale of discontinued businesses (less applicable      22,903                  -               (718)
       income taxes of $439)                                        ------------             ------------     ----------
Net income (loss)                                                         18,741               (8,110)        (13,093)

Dividends on preferred stock                                              (1,432)              (2,864)         (2,863)
                                                                    ------------         ------------     -----------

Net income (loss) applicable to common stock                         $    17,309          $   (10,974)     $  (15,956)
                                                                     ===========          ===========      ==========

Net loss before discontinued operations
     applicable to common stock                                    $      (5,287)         $   (10,981)     $  (14,475)
                                                                   =============          ===========      ==========
Net income (loss) from discontinued operations
     applicable to common stock                                     $     22,596      $             7     $    (1,481)
                                                                    ============      ===============     ===========

Basic and diluted income (loss) applicable to
  common stock, per share                                         $        1.08          $       (0.88)  $      (2.01)
                                                                  =============          =============   ============

Basic and diluted loss before discontinued operations
     applicable to common stock, per share                         $        (.33)        $       (0.88)   $     (1.82)
                                                                   ==============        =============     ===========
Basic and diluted income (loss) from discontinued
      operations applicable to common stock, per share             $        1.41                -         $      (.19)
                                                                    ============          =============    =============

Weighted average number of shares outstanding                         16,032,849            12,497,800      7,936,410
                                                                    ============          =============     =========

(a) - Reclassified to reflect businesses sold in 1997 as discontinued operations.

         The accompanying notes are an integral part of these statements

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                ($ IN THOUSANDS)

                                                                           Period from                Years Ended
                                                                          January 1, 1997 to          December 31,
                                                                          July 1, 1997            1996           1995
                                                                          ------------            ----           ----

Net income (loss)                                                           $ 18,741             $(8,110)     $(13,093)
Adjustments to reconcile net income (loss)
   to net cash (used in) provided by operating activities:
         Depreciation and amortization                                         2,321               6,253        9,690
         Write-off of deferred financing costs                                  -                   -           1,584
         Net book value of pagers sold                                           379               1,164        1,596
         Provision for losses on accounts receivable                             307                 908          710
         Provision for lost pagers                                                95                 238          249
         Issuance of promissory notes to satisfy interest on
          subordinated debt                                                      975               1,950        1,950
         (Gain) Loss on disposal of assets                                   (22,903)                 91          657
         Other                                                                    52                 492          578
         Change in assets and liabilities:
                  (Increase) decrease in accounts receivable                     (81)               (790)         374
                  (Increase) decrease in prepaid expenses and other
                   assets                                                        (97)                170          279
                  Decrease in accounts payable                                  (357)               (293)      (1,759)
                 (Decrease)increase in accrued expenses                         (189)                671         (219)
                 (Decrease) increase in customer deposits and
                   deferred revenue                                              (62)                244         (532)
                                                                            ---------           --------    ----------
                     Net cash provided by (used in) operating activities        (819)              2,988        2,064
                                                                            ---------           ---------   ----------
Cash flows from investing activities:
         Capital expenditures                                                 (1,109)             (3,523)      (5,938)
         Licensing costs                                                         (14)                 -          (206)
         Net proceeds from disposal of assets                                 23,946                 616       17,473
                                                                             --------            --------     --------
                  Net cash provided by (used in) investing activities         22,823              (2,907)      11,329
                                                                              --------           --------     --------

Cash flows from financing activities:
         Proceeds from issuance of debt                                           87               1,337          116
         Principal payments on debt                                          (19,765)             (1,562)     (13,077)
         Costs related to financing of debt                                     -                   (129)        (741)
         Costs related to sale of assets                                        -                   (188)           -
         Cost related to issuance of preferred and common stock                   -                  -            (68)
                                                                              ---------           ---------    --------
                  Net cash used in financing activities                      (19,678)               (542)     (13,770)
                                                                               --------            --------   ---------

Net increase (decrease) in cash and cash equivalents                           2,326                (461)        (377)

Cash and cash equivalents at beginning of period                                 290                 751        1,128
                                                                               ---------            --------   ----------
Cash and cash equivalents at end of period                                    $2,616              $  290       $  751
                                                                               =======             =======    =========


         The accompanying notes are an integral part of these statements

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                              (Going Concern Basis)
                                ($ In Thousands)

                                                                           Period from                Years Ended
                                                                          January 1, 1997            December 31,
                                                                         to July 1, 1997          1996           1995
                                                                         ---------------          ----           ----


Supplemental schedule of noncash investing and financing activities:

Dividends accrued on preferred stock                                           $1,432             $2,864         $1,432
Dividends added to the liquidation value of preferred shares                      -                 -             1,432
Common stock issued in connection with acquisition                                -                 -             1,471
Common stock issued to employee stock purchase plan                               -                   22             16
Common stock issued as payment on preferred stock                                 -                1,432          1,445
Capital expenditures in accounts payable and accrued expenses                     611                 31             94
Capital expenditures financed                                                      94                989          1,287
Reversal of preferred dividends                                                 4,295                 -              -
Equity investments received on disposal of assets                              33,700


         The accompanying notes are an integral part of these statements

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES


            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                              (Going Concern Basis)
                                ($ In Thousands)

                                                 Series One           Series C                          Paid-in
                                                PREFERRED STOCK      PREFERRED STOCK    COMMON STOCK    Capital   Accumulated
                                                SHARES    AMOUNT     SHARES   AMOUNT   SHARES  AMOUNT   AMOUNT     DEFICIT    TOTAL
                                               ----------------        -------------  ---------------   ------    -------     -----

Balance at January 1, 1995                      288,881   $ 28,888      -      -     7,101,868  $ 710  $ 49,830  $ (78,989)    $ 439
Issuance of Common Stock:
  To employee stock purchase plan and trust                                             20,912      2        14                   16
  For dividends on Preferred Stock-Series One                                          437,629     44     1,401                1,445
  Purchase price adjustment related
    to an acquisition                                                                  435,903     43     1,427                1,470
Conversion of Preferred Stock                    (2,520)   (252)                        55,993      6       246                    0
Dividends added to the liquidation
  value of Preferred Stock                                1,432                                                               1,432
Expenses related to issuance of Common Stock                                                              (68)                  (68)
Dividends declared on Preferred Stock                                                                             (2,863)    (2,863)
Net loss                                                                                                         (13,093)   (13,093)
                                               --------- ----------  ------- ------ -----------   ----- ----------  ------  --------
Balance at December 31, 1995                    286,361  30,068           0   $ 0    8,052,305     805   52,850  (94,945)   (11,222)
Issuance of Common Stock:
     To employee stock purchase plan and trust                                          85,200     9       13                    22
     For dividends on Preferred Stock - Series One                                   7,899,590   790      642                 1,432
Expenses related to issuance of Common Stock                                                               (4)                   (4)
Dividends declared on Preferred Stock                                                                             (2,864)    (2,864)
Net loss                                                                                                          (8,110)    (8,110)
                                              ---------- -----------  ------ ------ ----------- -----  -------- ---------  --------
Balance at December 31, 1996                    286,361  30,068           0     0   16,037,095  1,604   53,501  (105,919)   (20,746)
Adjustment of Common Stock issued to employee
  stock purchase plan and trust                                                        (12,008)    (1)      (3)                  (4)
Dividends declared on Preferred Stock                                                                             (1,432)    (1,432)
Net Income for the period ended July 1, 1997                                              -         -             18,741     18,741
Reversal of accrued dividends on preferred stock                                                          4,295               4,295
                                             ---------  -----------   ------ ------ ----------  ------ -------- ---------  --------
Balance at July 1, 1997                        286,361  $30,068           0  $  0   16,025,087  $1,603  $57,793 ($88,610) $     854
                                              ========  =======       ====== ====== ==========  ======= ======= ========  ========

         The accompanying notes are an integral part of these statements

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS -- Through July 1, 1997, the Company was a radio paging company which marketed and provided over-the-air messaging information, products and services in the New York and Chicago metropolitan area markets through facilities which owned it and operated as a radio common carrier ("RCC") under licenses from the Federal Communications Commission.

     BASIS OF PRESENTATION -- As a result of the sale of substantially all of the Company's assets to Metrocall, Inc. and the adoption of a plan of complete liquidation and dissolution, the Company changed its basis of accounting from the going concern basis to the liquidation basis in accordance with generally accepted accounting principles, effective July 1, 1997. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts. Amounts included in the prior year statements of operations related to the businesses sold have been reclassified to discontinued operations.

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

     USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The valuation of assets in liquidation are based upon management's best estimates of their value at December 31, 1997. Such values could differ substantially from amounts ultimately realized in the future as the Company completes its plan of liquidation.

     CASH AND CASH EQUIVALENTS -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less, at date of acquisition, to be cash equivalents.

     EQUIPMENT -- Equipment was stated at cost less accumulated depreciation and amortization and included pagers held for sale or lease. Depreciation was computed by the declining balance method for pager equipment and the straight-line method for all other equipment in amounts sufficient to allocate the cost of depreciable assets to operations over their estimated useful lives. Leasehold improvements were amortized over the shorter of the life of the respective lease or service life of the improvement. Depreciation expense was $1,658 for the period from January 1, 1997 to July 1, 1997 and $4,297 and $5,235 in 1996 and 1995, respectively.

     CERTIFICATES OF AUTHORITY -- The costs of certificates of authority related to the conduct of RCC operations were amortized on a straight-line basis principally over periods of 40 years.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

     CUSTOMER LISTS -- Customer lists generally consisted of a portion of the cost of business acquisitions assigned to the value of customer accounts and were amortized on a straight-line basis over the various estimated lives of those customers.

     OTHER INTANGIBLES -- Other intangibles included the excess of the purchase price over the fair market value of the net assets acquired and were amortized on a straight-line basis principally over 40 year periods. The Company routinely evaluated the carrying value of all of its intangibles for impairment.

     EQUITY INVESTMENTS -- Equity investments included in the consolidated statement of Net Assets in Liquidation are stated at estimated net realizable value.

     INTEREST RATE PROTECTION -- On December 30, 1993, the Company entered into a new senior credit facility with certain banks. On February 15, 1994, the Company entered into an interest rate cap agreement which protected the Company against increases in interest rates on $25 million of this debt. The cost of this agreement was fully amortized as of December 31, 1996.

     EARNINGS/LOSS PER SHARE -- Net income (loss) per share is computed based upon the weighted average number of common shares outstanding during the periods presented and is computed after giving effect to preferred stock dividend requirements. In 1997, the Company adopted SFAS No. 128 "Earnings per Share." Implementation of this pronouncement did not change reported net income (loss) per share for the periods reported. Stock options, warrants and the assumed conversion of the convertible preferred stock have not been included in the calculation, since their inclusion would be anti-dilutive for each of the periods presented.

     EMPLOYEE STOCK BASED COMPENSATION -- The Company followed Accounting Principles Board Statement No. 25 with regard to the accounting for stock issued as compensation for employees.

NOTE B - SALE OF ASSETS AND PLAN OF LIQUIDATION

     On July 1, 1997, the Company sold substantially all of its assets to Metrocall, Inc. ("Metrocall") for a sale price (as adjusted) of approximately $60.7 million including the assumption of $2.2 million of liabilities. Page America received $24.8 million in cash, $15 million of Series B Junior Convertible Preferred Stock of Metrocall and $18.7 million of Common Stock of Metrocall, inclusive of a post-closing working capital adjustment resulting in the Company returning 85,602 shares of common stock to Metrocall. Certain shares of Metrocall common stock with a fair market value of $4.0 million at the date of sale are held in escrow until April 1, 1998 pursuant to the sale agreement. Excluded from the sale were cash, assets related to the employee benefit plans and to the Florida and California operations which had been previously sold, liabilities under the Credit Facility, subordinated debt agreement and NEC America leasing contract, obligations with respect to federal, state and local taxes and certain other liabilities. The Company recognized a gain from the sale of assets to Metrocall of approximately $22.9 million, net of expenses related to the sale of approximately $1.5 million. During the six month period ended December 31, 1997, the Company sold 248,200 shares of Metrocall common stock and realized a net gain of $627,000. At December 31, 1997, the Company held 3,663,656 shares of common stock of Metrocall.

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

     Concurrent with the sale of substantially all of the Company's assets, the Company's Credit Facility was amended (See Note C).

     On July 1, 1997, the holders of Subordinated Notes and the Company entered into a Forbearance Agreement (the "Forbearance Agreement") pursuant to which the holders have agreed to forbear from collecting on such Subordinated Notes until the earlier of December 31, 1998 or the occurrence of certain events relating to Page America, as described in the Forbearance Agreement (See Note C).

NOTE C - SENIOR CREDIT FACILITY AND SUBORDINATED NOTES PAYABLE


Debt is as follows:                                      December 31,
                                                   1997                1996
                                                    ----                ----
                                                       ($ in Thousands)

Bank credit facility                                $14,195            $33,948
Subordinated notes (including deferred interest)     18,850             16,900
Other                                                   -                1,003
                                                    -----------      ----------
                                                     33,045             51,851
Less current maturities                              33,045             51,814
                                                    --------           --------
Long term portion                                   $     0           $     37
                                                    ==========        =========


     On December 30, 1993, the Company entered into a senior secured credit facility with certain banks with an original final maturity of March 31, 2000. Payments on the Credit Facility initially were to be interest only with mandatory principal payments due quarterly beginning on September 30, 1995.

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

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

     On July 1, 1997, concurrent with the sale of substantially all of the Company's assets, the Company's Credit Facility was further amended. Among other things, the amendment provided for an extension of the maturity date to December 31, 1998 and a waiver of all existing covenant defaults. In addition, the Company was required to use part of the cash proceeds to reduce the debt by approximately $18.4 million. Any amounts outstanding under the Credit Agreement will bear interest payable monthly at prime plus 2% to 4% depending on the principal amount outstanding thereunder from time to time. At December 31, 1997, the interest rate was prime of 8.5% plus 4%.

     On September 30, 1997, pursuant to the amended agreement, the Company paid a reinstatement fee of $350,000 originally due on November 30, 1996. Until payment in full of the balance due under the Credit Facility, Page America will not be permitted to make any payments to the holders of the Subordinated Notes or its common or preferred stockholders, but it will be permitted to pay accounts payable, claims, expenses and liabilities incurred in connection with its liquidation. Subject to payment of such accounts, claims, expenses and liabilities, any amounts received by the Company from the sale or redemption of any Metrocall securities must be paid in reduction of amounts outstanding under the Credit Facility. In August and October, 1997, the Company paid down $326,484 and $750,000 of the Credit Facility, respectively, reducing the balance to $14,195,347. All Metrocall Series B Preferred Stock and Common Stock, excluding 832,250 shares of Metrocall common stock held in escrow, are held as collateral against the Senior Credit Facility. Page America is required to maintain a ratio of face amount of Series B Preferred Stock and value of Metrocall Common Stock, excluding 832,250 shares held in escrow, to amounts outstanding under the Credit Facility of at least 1.5 to 1.

     On December 30, 1993, the Company sold $13 million aggregate principal amount of 12 percent Subordinated Notes originally due 2003, with warrants, pursuant to a Note Purchase Agreement. Payments on the Subordinated Notes initially were to be interest only with mandatory principal payments of $1.3 million due semi-annually beginning on June 30, 1999. All payments on the notes are subordinated to the prior payment in full of all amounts outstanding under the Credit Facility. The notes are governed by certain financial covenants. In July, 1994, the Company exchanged the notes for identical notes which were registered under the Securities Act of 1933.

     On July 28, 1995, the subordinated notes were modified to provide for a final maturity of six months subsequent to the final maturity of the Credit Facility and to defer the cash payment of interest until maturity. Commencing January 1, 1995, interest was increased from 12 to 15 percent per annum, compounded semi-annually and is satisfied by the issuance of additional promissory notes with terms substantially identical to the subordinated notes, as amended. In 1995 the Company recorded a charge of approximately $500,000 related to the modified agreement, which included the write-down of deferred financing costs of approximately $479,000. The subordinated notes were due on December 31, 1996 and had not been paid. The Company was in default on payment of the subordinated notes.

     On July 1, 1997, concurrent with the sale of the Company's assets to Metrocall, the holders of Subordinated Notes and the Company entered into a Forbearance Agreement (the "Forbearance Agreement") pursuant to which the holders have agreed to forbear from collecting on such Subordinated Notes until the earlier of December 31, 1998 or the occurrence of certain events relating to the Company, as described in the Forbearance Agreement. During the forbearance period, the holders of the Subordinated Notes will not initiate any action, exercise any remedy or make any claim against the Company with respect to the Subordinated Notes. In consideration of such forbearance, and in the complete satisfaction of all amounts of principal and interest due, after all amounts have been paid in full under the Credit Facility, the holders of the Subordinated Notes will be entitled to receive 70% of cash available for distribution to the Subordinated Note Holders and the Preferred and Common Shareholders, up to an aggregate amount of $19 million, with the remaining 30% to be distributed to the Preferred and Common shareholders of Page America. After the holders of Subordinated Notes have indefeasibly received a total of $19 million, any remaining amounts available for distribution to the Subordinated Note Holders and the Preferred and Common Shareholders will be made 50% to the holders of the Subordinated Notes and 50% to the Preferred and Common shareholders of Page America. Interest will continue to accrue on the Subordinated Notes until the full amount of principal and interest due thereunder shall have been paid in full or the obligations thereunder shall have been otherwise satisfied in accordance with the terms and provisions of the Forbearance Agreement.

     Pursuant to the Forbearance Agreement, Page America's obligations to repurchase the warrants held by the holders of the Subordinated Notes were terminated. Page America is not permitted to enter into transactions with its stockholders, officers or directors or conduct any business or incur any debt other than in connection with the satisfaction of its obligations under the Credit Facility, payment of other permitted liabilities and the implementation of the Plan of Liquidation.

     Interest payments for fiscal years 1997, 1996 and 1995 were $2.9 million, $3.3 million and $4.5 million, respectively.

NOTE D - EQUITY INVESTMENTS

     The Company's equity investments at December 31, 1997, are as follows ($ in Thousands):

                                                                                             Net appreciation
                                                                                             (depreciation) in
                                                                    Fair Value      Cost     Fair Value
                                                                    -----------     ------   ------------------
      Metrocall Series B Junior Convertible Preferred Stock          $15,790        $15,790      --
      Metrocall Common Stock                                          18,090         17,363     727
      Other Marketable Securities                                         10             10      --
                                                                     --------      ---------  -------
                                                                      $33,890       $33,163    $727
                                                                     ========      =========  ========


     The Series B Junior Convertible Preferred Stock has a 14% dividend rate payable semi-annually in arrears on May 15 and November 15. Payment of dividends may be made in cash or in kind. The Series B Preferred Stock may be redeemed by Metrocall at any time and must be redeemed by Metrocall on July 1, 2009 if not previously redeemed or converted by that date. On November 15, 1997, the Company received 79 shares ($790,000 fair value ) of Series B Junior Convertible Preferred in payment of dividends accrued from July 1 to November 15, 1997. On each of September 1, and December 1, 1997, $3.75 million of the Preferred Stock became convertible into 567,644 and 641,026 shares of common stock of Metrocall, respectively. In addition, $395,000 of the Preferred Stock received on November 15, 1997, became convertible on September 1 and December 1, 1997, into 29,895 and 33,760 shares of common stock of Metrocall, respectively. On March 1, 1998, $3.75 million of the Metrocall Series B convertible Preferred Stock became convertible into 581,395 shares of Common Stock; and $197,500 of the Preferred Stock on November 15, 1997 became convertible into 30,620 shares of Common Stock. The remaining Preferred Stock of $3.75 million will be convertible on June 1, 1998. All Preferred shares issued as dividends are convertible 25% on September 1, December 1, March 1, and June 1. In the opinion of management, the estimated fair value of the Metrocall Series B Junior Convertible Preferred Stock approximates its face value.

     The estimated fair value of the Metrocall Common Stock is based on the closing price of $4.9375 per share on December 31, 1997. The fair value of other marketable securities has been determined through information obtained from quoted market sources. Realized gains and losses on the sale of these Securities and net unrealized gains or losses on these securities available for sale have been reflected in the statement of changes in net assets in liquidation.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

NOTE E - ASSET AND LIABILITY CLASSIFICATIONS ($ IN THOUSANDS)

Other current assets comprise the following:
                                                                                  December 31,
                                                                                1997          1996
Dividend receivable                                                          $   279         $   -
Current portion of escrow amount from the
  sale of Florida and California assets                                            -            502
Other current assets                                                               8            170
                                                                           ---------    -----------
                                                                             $   287     $      672
                                                                             =======     ==========

Equipment at December 31, 1996 consists of the following:

Pagers                                                                                    $   6,510
Radio common carrier equipment                                                               13,282
Office equipment                                                                              3,939
Leasehold improvements                                                                          614
Building and land                                                                                64
                                                                                        -----------
                                                                                             24,409
Less accumulated depreciation and amortization                                             (19,027)
                                                                                          $   5,382
                                                                                          =========
Accounts payable and accrued expenses and other liabilities
  comprise the following:
                                                                                    December 31,
                                                                                1997          1996

Accounts payable                                                            $      3      $   1,620
Interest                                                                       1,139            751
Taxes                                                                            292            768
Salaries and bonuses                                                              77            132
Professional services                                                             67            116
Other                                                                             77            420
                                                                            --------     ----------
                                                                              $1,655      $   3,807
                                                                              ======      =========


NOTE F - SALE OF FLORIDA AND CALIFORNIA OPERATIONS

     On July 28, 1995, the Company sold its California and Florida paging assets for a cash sale price of $19.4 million. Part of the proceeds was used to reduce the Company's senior debt by $11.8 million and to prepay interest of $1.2 million through December 29, 1995. In connection with this sale, the Company incurred a loss of approximpately $718,000.

NOTE G - SHAREHOLDERS' EQUITY

Capital stock outstanding as of December 31, 1997 consists of the following:

                                               Series One
                                                Preferred              Common
                                                Stock                   Stock

Par value                                     $    .01            $        .01
Shares authorized                              310,000             100,000,000
Shares issued and outstanding                  286,361              16,025,087


SERIES ONE CONVERTIBLE PREFERRED STOCK -- The Series One Convertible Preferred Stock has a liquidation value of $105 per share and a 10 percent dividend, payable semi-annually in arrears and is convertible into Common Stock at $4.50 per share, subject to certain anti-dilution provisions. Payment of dividends could be made in cash or in Common Stock of the Company. On August 11, 1994 and March 8, 1995, the Company issued 406,220 shares and 437,629 shares of its Common Stock, respectively, to the holders of Series One Convertible Preferred Stock, as full payment of dividends for the year ended December 31, 1994. On June 30, 1995, the Preferred shareholders waived their right to receive the dividend payment of $1,432,000 due on the same date. In exchange, this amount was added to the liquidation value of the shares. On June 12, 1996, the Company issued 7,899,590 shares of its Common Stock as full payment of the dividends accrued at December 31, 1995. Dividends in arrears aggregated $4,295,000, or $15.00 per preferred share, at June 30, 1997. On July 1, 1997, concurrent with the sale of assets to Metrocall, the Preferred shareholders waived their rights to receive the dividend payment of $4,295,000 and their rights to future dividends. The amount of dividend waived has been credited to paid-in capital. Pursuant to the Company's Plan of Liquidation, the holders of Page America's Series One Preferred Stock have agreed that 30% of any distributions otherwise payable to them with respect to their liquidation preference will be distributed to the holders of Page America's Common Stock.

     WARRANTS - In connection with the issuance of the Subordinated Notes, the Company also issued warrants to purchase an aggregate of 1,205,556 shares of Common Stock, at a purchase price of $3.50 per share. As part of the Forbearance Agreement, the holders of the subordinated notes surrendered their warrants.

     STOCK OPTIONS -- The Company's 1983 Stock Option Plan, as amended, provided for the granting of options to purchase an aggregate of 235,000 shares of the Company's Common Stock to key employees. The option prices cannot be less than the fair market value of Common Stock at dates of grant. Options could not be exercised until specified time restrictions have lapsed and option periods could not exceed five years. No more options may be granted under this plan.

     The Company's 1990 Stock Option Plan provided for the grant by the Company of options to purchase not more that 555,000 shares of Common Stock to key employees and directors. The exercise price per share is the fair market value of a share of Common Stock for options granted after December 29, 1992, and the greater of (i) the fair market value of a share of Common Stock or (ii) $7.00, for options granted on or before December 29, 1992. Options granted under the 1990 Stock Option Plan could not be exercised prior to one year from the date of grant and options could be exercised 20 percent per year thereafter.

Option activities under the Incentive Plans are detailed in the following table:

                                                                                                               Weighted
                                                                                                            Average Option
                                                               1990 PLAN                  1983 PLAN         PRICE PER SHARE
---------------------------------------------------------------------------------------------------------------------------
Outstanding at January 1, 1995                                  288,708                   106,000                5.03
Granted                                                         225,000                    -                      .75
FORFEITED/CANCELED                                             (267,008)                 (101,000)               4.90
---------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1995                                246,700                     5,000                1.39
FORFEITED/CANCELED                                              (11,700)                        -                7.00
---------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1996                                235,000                     5,000                1.12
FORFEITED/CANCELED                                             (235,000)                   (5,000)               1.12
---------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1997                                  -                         -                    -
=====================================================================================================================
EXERCISABLE AT DECEMBER 31, 1997                                  -                         -                    -
---------------------------------------------------------------------------------------------------------------------
EXERCISABLE AT DECEMBER 31, 1996                                 54,000                     5,000                2.13
---------------------------------------------------------------------------------------------------------------------
EXERCISABLE AT DECEMBER 31, 1995                                 18,700                     3,750                6.80
---------------------------------------------------------------------------------------------------------------------

     Had the Company been accounting for its employee stock options under the fair value method of SFAS No. 123, there would not have been a material impact on the Company's net loss or net loss per common share during 1995, 1996, and 1997.

NOTE H -- INCOME TAXES

     The Tax Reform Act of 1986 enacted a complex set of rules limiting the utilization of net operating loss and tax credit carryforwards to offset future taxable income following a corporate "ownership change". In general, an ownership change occurs if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed ownership) by one or more "5 percent shareholders" has increased by more than 50 percentage points over the lowest percentage of such stock owned by those persons during a three year testing period. If an ownership change occurs it would limit the utilization of the net operating loss carryforwards for federal income tax purposes. The Company has determined that there has been an ownership change as of December 31, 1993. As of December 31, 1997 the Company had net operating losses of approximately $65 million for federal income tax purposes which will expire at various dates between 1998 and 2012. Net operating losses of $52.6 million are subject to the aforementioned limitations. In addition, the Company has investment tax credit carryforwards of approximately $621,000 which expire principally in 1998 through 2000, which are also subject to limitation.



     The effects of temporary differences that gave rise to deferred tax assets and liabilities are as follows:



                                              December 31, 1997                December 31, 1996
                                              ($ In Thousands)                ($ In Thousands)

Deferred tax assets:                                  --                              $   32
FCC License amoritization
Commission expense                                    --                               1,351
Investment tax credit carryforwards                  $ 621                               670
Net operating loss carryforwards                    25,044                            30,937
Other                                                 --                                 163
                                                -------------                       -----------
  Total deferred tax assets                         25,655                            33,153
Less: Valuation allowance                          (25,385)                          (32,729)
                                                --------------                     ------------
  Net deferred tax assets                              280                               424
Deferred tax liabilities:
  Depreciation                                          --                                424
  Other                                                280                                 --
                                                 --------------                      ------------
   Total Deferred tax liabilities                      280                                424
                                                 --------------                      ------------
Net deferred tax asset/liability                  $      0                             $    0
                                                 ==============                      ============


     The Company's valuation allowance decreased by approximately $7,344,000 to $25,385,000 as of December 31, 1997 due principally to the utilization of net operating losses and reversal of net deferred tax assets.

     The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense is $ In Thousands:


                                                               Period from     Period from        Year Ended December 31,
                                                               July 2, 1997     January 1,
                                                               to December 31,  1997 to July 1,
                                                                 1997             1997                1996       1995
Tax (benefit) at U.S. statutory rates                            $    2           $  6,521            ($2,757)     ($4,429)

State income taxes, net of federal benefit                            -                 39               (278)        (487)
Reversal of deferred tax assets                                       -              1,475                 -            -
Valuation allowance                                                 252             (7,596)             3,017        4,315
Dividend exclusion                                                 (254)                -                  -            -
Other                                                                 -                 -                  18          601
                                                                -----------       ----------           --------    ---------
                                                                      0            $   439              $   0      $     0
                                                                ============      ==========           =========   =========
 Cash paid for taxes totalled $459,000 in 1997.


NOTE I -- CONTINGENCIES

     The Company is involved in various lawsuits and proceedings arising in the normal course of business. In the opinion of management of the Company, the ultimate outcome of these lawsuits and proceedings will not have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE J -- RELATED PARTY TRANSACTIONS

     A company (the "Related Company") whose president is a Director of the Company acted as a placement agent in connection with the sale by the Company of shares of Series One Convertible Preferred Stock and subordinated notes and the entering into of the bank credit facility.

     The Related Company has been engaged to provide investment banking functions for which it presently receives a fee of $9,087 per month during the Company's liquidation and will be reimbursed for expenses incurred by it in connection therewith. This agreement will terminate if the Related Company ceases to control a majority of the Series One Convertible Preferred Stock (or Common Stock issued upon conversion thereof) or owns less than 20% of the Company's fully diluted shares of Common Stock. Investment banking fees were $109,038, $109,038 and $106,643 in 1997, 1996 and 1995, respectively. At
December 31, 1997 and 1996, investment banking and other fees accrued but unpaid were $0 and $288,000, respectively.

     In conjunction with the purchase of Series A and Series A-2 Preferred Stock and the issuance of subordinated note from 1990 to 1992, the Related Company was issued warrants to purchase 167,696 shares of the Company's Common Stock at an aggregate exercise price of $843,900.

NOTE K -- RENTALS

     Rental expense for the fiscal years 1997, 1996, and 1995 was approximately $1,190,000, $2,383,000, and $3,062,000, respectively.

     All leases that existed on July 1, 1997 have been assumed by Metrocall as part of the sale transaction. On October 1, 1997, the Company entered into a new lease commitment for office space at a rate of $1,000 per month. The lease term expires on May 31, 1998.

NOTE L - EMPLOYEE BENEFIT PLAN

     The Company had a 401(K) plan covering substantially all of its employees. All employees who completed ninety days of service were eligible to participate. Employees may contribute 1% to 4% of compensation to the plan on an after-tax basis and also defer additional amounts of compensation in 1% increments on a pre-tax basis, subject to limits established by the Internal Revenue Code. The Company matched 100% of after-tax and 25% of pre-tax contributions with shares of its common stock until March 15, 1996, after which matching contributions were paid in cash. The total cost of the plan amounted to $11,700, $43,900, and $69,400 in 1997, 1996, and 1995, respectively.

     The plan was terminated on June 30, 1997. Upon approval from the Internal Revenue Service, all assets in the plan will be distributed to the participants after which the plan will be dissolved.

                    Page America Group, Inc. and Subsidiaries

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                                ($ In Thousands)

 Column A                                Column B         Column C           Column D           Column E
----------                              ----------       ----------         ----------          ---------
                                                         Additions
                                         Balance at-      charged to                              Balance at
                                         beginning        costs and          Deductions-          end of
Description                              of period        expenses           describe             period
-----------                             ------------     ------------       -------------       ------------
Year ended December 31, 1995
  Allowance for
    doubtful accounts                     $439              $710                $872(a)             $277
                                          ====              ====                ====                ====
Year ended December 31, 1996
  Allowance for
    doubtful accounts                     $277              $908                $907(a)             $278
                                          ====              ====                ====                ====
For the period January 1, 1997
  to July 1, 1997
  Allowance for
    doubtful accounts                     $278              $307                $585(b)             $  0

                                          ====              ====                ====                 ====

(a)   accounts written off as uncollectible.

(b) accounts written off or acquired by Metrocall as part of sale transaction on July 1, 1997.