Form 10-Q
period 1998-03-31
PAGE AMERICA GROUP INC
filed 1998-05-15
CIK 311048

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  FOR QUARTER ENDED MARCH 31, 1998               COMMISSION FILE NO. 1-10682
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

                         Yes __X__ No ___

As of April 30, 1998, there were outstanding 16,025,087 shares of Registrant's common stock.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                                ($ IN THOUSANDS)

                                                                             March 31, 1998        December 31, 1997
                                                                             (unaudited)
                                                                             ---------------        ----------------
ASSETS
         Cash and cash equivalents                                             $  1,375                $ 1,382
         Other assets                                                               882                    287
         Equity investments (Note D)                                             38,634                 33,890
                                                                               --------                -------
                                                                                 40,891                 35,559

LIABILITIES

         Accounts payable and accrued expenses                                    2,342                  1,655
         Senior Credit Facility (Note C)                                         12,000                 14,195
         Subordinated notes payable (Note C)                                     18,850                 18,850
                                                                               --------                -------
                                                                                 33,192                 34,700
                                                                               --------                -------

Net assets in liquidation (Note C)                                             $  7,699               $    859
                                                                               ========               ========
The accompanying notes are an integral part of these statements.


                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

    UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                 MARCH 31, 1998
                                ($ In Thousands)

Net assets in liquidation at December 31, 1997                   $     859
                                                                 ---------
Changes in net assets in liquidation attributed to:
         Interest expense, net                                      (1,145)
         Dividend income on preferred stock                            545
         Gain on sale of equity investments                            893
         Unrealized gain on equity investments held for sale         6,678
         General and administrative expenses                          (131)

Net change in net assets in liquidation                              6,840
                                                                  ---------

Net assets in liquidation at March 31, 1998                       $  7,699
                                                                  =========

Changes in the components of net assets in liquidation:
         Decrease in cash and cash equivalents                    $     (7)
         Increase in other assets                                      595
         Net increase in equity investments                          4,744
         Decrease in senior credit facility                          2,195
         Increase in accrued expenses                                 (687)
                                                                  ----------

Net change in net assets in liquidation                           $  6,840
                                                                  ========

The accompanying notes are an integral part of these statements.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                    UNAUDITED

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

     In connection with the sale of substantially all of the Company's assets to Metrocall, Inc., the Company adopted a plan of liquidation and has changed its basis of accounting from the going concern basis to the liquidation basis in accordance with generally accepted accounting principles, effective July 1, 1997. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, subject to the terms of the Forbearance Agreement.

NOTE B - PREFERRED AND COMMON STOCK

     Capital stock outstanding as of March 31, 1998 consists of the following:

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


     Series One Convertible Preferred Stock has a liquidation value of $105 per share and a 10 percent dividend which was payable semi-annually in arrears. Payment of dividends may be made in cash or in Common Stock of the Company. Dividends in arrears aggregated $4,295,000, or $15.00 per preferred share, at June 30, 1997. The Preferred shareholders, upon the completion of the sale of assets on July 1, 1997, waived their rights to receive the dividend payment of $4,295,000 and their rights to future dividends (see Note C).

     The holders of Page America's Series One Preferred Stock have agreed that 30% of any distributions otherwise payable to them with respect to their liquidation preference will be distributed to the holders of Page America's Common Stock.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

NOTE C - SALE OF ASSETS AND PLAN OF LIQUIDATION

     On July 1, 1997, the Company sold substantially all of its assets to Metrocall, Inc. ("Metrocall") for a sale price of approximately $60.7 million including the assumption of $2.2 million of liabilities. Page America received $24.8 million in cash, $15 million of Series B Junior Convertible Preferred Stock of Metrocall and $18.7 million of Common Stock of Metrocall inclusive of a post-closing working capital adjustment resulting in the Company returning 85,602 shares of common stock to Metrocall. Certain shares of Metrocall common stock with a fair market value of $4.0 million at the date of sale were held in escrow until April 1, 1998 and, pursuant to the sale agreement, these 832,250 common shares were released to the Company on that date. Excluded from the sale were cash, assets related to the employee benefit plans and to the Florida and California operations which had been previously sold, liabilities under the Credit Facility, subordinated debt agreement and NEC America leasing contract, obligations with respect to federal, state and local taxes and certain other liabilities. The Company recognized a gain from the sale of assets to Metrocall of approximately $22.9 million, net of expenses related to the sale of approximately $1.5 million. During the three month period ended March 31, 1998, the Company sold 401,800 shares of Metrocall common stock and realized a net gain of $893,000. During the six month period ended December 31, 1997, the Company sold 248,200 shares of Metrocall common stock and realized a net gain of $627,000. At March 31, 1998, the Company held 3,261,856 shares of common stock of Metrocall.

     In connection with the sale discussed above, the Company adopted a plan of complete liquidation and dissolution of the corporate entity which became effective with the completion of the Metrocall sale. Accordingly, on July 1, 1997, the Company changed from the going concern basis of accounting to the liquidation basis of accounting. The value of the assets to be available for payment of its liabilities and distribution to the Page America shareholders upon liquidation cannot be ascertained at this time and will depend among other things, on the total amount of its liabilities, the market value of the Metrocall common stock, and the value of the Metrocall Preferred Stock. Pursuant to the plan of liquidation, the Company will continue in existence for the sole purpose of winding up its affairs and will not engage in any business activities other than activities related to implementation of the plan of liquidation.

     Concurrently with the sale of substantially all of the Company's assets, the Company's Credit Facility was amended. Among other things, the amendment provided for an extension of the maturity date to December 31, 1998 and a waiver of all existing covenant defaults. In addition, the Company was required to use $20.5 million of the cash proceeds from the sale to reduce the debt by approximately $18.4 million and pay accrued interest of $2.0 million and certain closing expenses. On September 30, 1997, pursuant to the amended agreement, the Company paid a reinstatement fee of $350,000 originally due on November 30, 1996. Pending payment in full of the Credit Facility, the Company will not be permitted to make any payments to the holders of Subordinated Notes or to its common or preferred shareholders. Any amounts received from the sale of securities of Metrocall in excess of appropriate cash reserves must be paid in reduction of amounts outstanding under the Credit Facility.

     The holders of Subordinated Notes and the Company entered into a Forbearance Agreement (the "Forbearance Agreement") pursuant to which the holders have agreed to forbear from collecting on such Subordinated Notes until the earlier of December 31, 1998 or the occurrence of certain events relating to Page America, as described in the Forbearance Agreement. During the forbearance period, the holders of the Subordinated Notes will not initiate any action, exercise any remedy or make any claim against the Company with respect to the Subordinated Notes. In consideration of such forbearance, and in complete satisfaction of all amounts of principal and interest due, after all amounts have been paid in full under the Credit Facility, the holders of the Subordinated Notes will be entitled to receive 70% of cash available for distribution to the Subordinated Noteholders, and the Preferred and Common shareholders of the Company, up to an aggregate distribution to Subordinated Noteholders of $19 million, with the remaining 30% to be distributed to the Preferred and Common shareholders of Page America. After the holders of Subordinated Notes have indefeasibly received a total of $19 million, any remaining amounts available for distribution to the Subordinated Noteholders and the Preferred and Common Shareholders of the Company will be made 50% to the holders of the Subordinated Notes and 50% to the Preferred and Common shareholders of Page America. Interest will continue to accrue on the Subordinated Notes until the full amount of principal and interest due thereunder shall have been paid in full or the obligations thereunder shall have been otherwise satisfied in accordance with the terms and provisions of the Forbearance Agreement.

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


NOTE D - EQUITY INVESTMENTS


         The Company's equity investments at March 31, 1998, are as follows ($ in Thousands):



                                                                        Fair Value      Cost

         Metrocall Series B Junior Convertible Preferred Stock           $15,790        $15,790
         Metrocall Common Stock                                           22,833         15,698
         Other Marketable Securities                                          11             10
                                                                        --------        -------
                                                                         $38,634        $31,956
                                                                         =======        =======

     The Series B Junior Convertible Preferred Stock has a 14% dividend rate payable semi-annually in arrears on May 15 and November 15. Payment of dividends may be made in cash or in kind. The Series B Preferred Stock may be redeemed by Metrocall at any time and must be redeemed by Metrocall on July 1, 2009, if not previously redeemed or converted by that date. On November 15, 1997, the Company received 79 shares ($790,000 fair value ) of Series B Junior Convertible Preferred in payment of dividends accrued from July 1 to November 15, 1997. Accrued but unpaid dividends on the Series B Junior Convertible Preferred Stock were approximately $824,000 at March 31, 1998. As of March 31, 1998, 25% of the Metrocall Series B Convertible Preferred Stock is convertible at $6.61 per share, 25% is convertible at $5.85 per share and 25% is convertible at $6.45 per share. In total, as of March 31, 1998, $11,842,500 of the Metrocall Series B Convertible Preferred Stock is convertible into 1,884,340 shares of Metrocall Common Stock. The remaining Preferred Stock of $3,947,500 will become convertible beginning on June 1, 1998. In the opinion of management, the estimated fair value of the Metrocall Series B Junior Convertible Preferred Stock is not less than its face value.

     The estimated fair value of the Metrocall Common Stock is based on the closing price of $7.00 per share on March 31, 1998 which resulted in net appreciation of $6,677,000 for the three months ended March 31, 1998. The fair value of other marketable securities has been determined through information obtained from quoted market sources.

     Realized gains and losses on the sale of these securities and net unrealized gains or losses on these securities available for sale have been reflected in the statement of changes in net assets in liquidation.

                   PAGE AMERICA GROUP, INC. AND SUBSIDIARIES
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    CHANGES IN NET ASSETS IN LIQUIDATION for
                      the three months ended March 31, 1998


CASH AND CASH EQUIVALENTS

     Cash and cash equivalents were $1.4 million at March 31, 1998 and December 31, 1997. During the three months ended March 31, 1998, the Company received $2.8 million from the sale of 401,800 shares of Metrocall common stock. Disbursements principally consisted of $2.2 million of principal and $435,000 of interest on the senior credit facility.

OTHER ASSETS

     Dividends of $545,000 on the Series B Preferred Stock of Metrocall have been accrued for the three months ended March 31, 1998.

EQUITY INVESTMENTS

     During the three month period ended March 31, 1998, the Company sold 401,800 shares of Metrocall common stock for $2.8 million and realized a net gain of $893,000. On March 31, 1998, the Company revalued its remaining Metrocall common stock of 3,261,856 shares based on a closing price of $7.00 and recorded an unrealized gain of $6,677,000.

ACCRUED EXPENSES

     During the three month period ended March 31, 1998, the Company accrued interest on the subordinated notes of $707,000.

SENIOR CREDIT FACILITY

     During the three month period ended March 31, 1998, the Company paid $2.2 million of principal on the senior credit facility.


                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     In connection with the sale of substantially all of its assets to Metrocall, Inc., the Company adopted a plan of complete liquidation and dissolution of corporate entity which became effective with the completion of the Metrocall sale (See Note C to the Condensed Consolidated Financial Statements). Accordingly, on July 1, 1997, the Company changed from the going concern basis of accounting to the liquidation basis of accounting. The cash received by the Company from this sale was not sufficient for the Company to pay in full in cash its outstanding obligations under the Credit Facility or under the Subordinated Notes or to pay its other outstanding liabilities. Page America will pay off the balance of its obligations primarily from proceeds generated by the sale or redemption of Metrocall Common Stock and Series B Preferred Stock.

     In connection with the transaction, Page America renegotiated its Credit Facility such that the remaining outstanding balance of $15,271,831 is due and payable on or prior to December 31, 1998. In August and October, 1997, the Company paid $326,484 and $750,000, respectively, of the Credit Facility, and during the three month period ended March 31, 1998, the Company paid down an additional $2,195,347 of the Credit Facility, reducing the balance to $12,000,000. Any amount outstanding under the Page America Credit Agreement will bear interest payable monthly at prime plus 2% to 4% depending on the principal amount outstanding thereunder from time to time. Until payment in full of the balance due under the Credit Facility, Page America will not be permitted to make any payments to the holders of the Subordinated Notes or its common or preferred stockholders, but it will be permitted to pay accounts payable, claims, expenses and liabilities incurred in connection with its liquidation. Subject to payment of such accounts, claims, expenses and liabilities, any amounts received by the Company from the sale or redemption of any Metrocall securities in excess of appropriate cash reserves must be paid in reduction of amounts outstanding under the Credit Facility. Page America is required to maintain a ratio of face amount of Series B Preferred Stock and value of Metrocall Common Stock to amounts outstanding under the Credit Facility of at least 1.5 to 1.

     On July 1, 1997, concurrent with the sale of the Company's assets, the holders of Subordinated Notes have agreed to forbear from collecting on such Subordinated Notes until the earlier of December 31, 1998 or the occurrence of certain events relating to Page America, as described in the Forbearance Agreement. During the forbearance period, the holders of the Subordinated Notes will not initiate any action, exercise any remedy or make any claim against the Company with respect to the Subordinated Notes. In consideration of such forbearance, and in complete satisfaction of all amounts of principal and interest due, after all amounts have been paid in full under the Credit Facility, the holders of the Subordinated Notes will be entitled to receive 70% of cash available for distribution to the Subordinated Note holders and the Preferred and Common Shareholders of Page America. After the holders of Subordinated Notes have indefeasibly received a total of $19 million, any remaining amounts available for distribution to the Subordinated Note Holders and the Preferred and Common Shareholders will be made 50% to the holders of the Subordinated Notes and 50% to the Preferred and Common shareholders of Page America. Interest will continue to accrue on the Subordinated Notes until the full amount of principal and interest due thereunder shall have been paid in full or the obligations thereunder shall have been otherwise satisfied in accordance with the terms and provisions of the Forbearance Agreement.

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

     Following the repayment of the Senior Credit Facility and provision for the liabilities of Page America, the Plan of Liquidation contemplates that Page America will distribute any remaining assets to its common and preferred shareholders and to the holders of Subordinated Notes in accordance with the terms and provisions of the Forbearance Agreement. It is anticipated that the remaining assets will be any shares of Metrocall Preferred Stock and Common Stock not previously sold or redeemed and cash proceeds, if any, in excess of amounts required to satisfy its liabilities. The value of the assets to be available for distribution to the Page America shareholders upon liquidation cannot be ascertained at this time and will depend, among other things, on the total amount of its liabilities and the value of the Metrocall Common
Stock and Preferred Stock to be realized by Page America.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 1998
                                              PAGE AMERICA GROUP, INC.
                                                          (Registrant)

                                              /s/ David A. Barry
                                              --------------------------
                                                          David A. Barry
                                                  President and Chairman