Form 10-Q
period 1998-09-30
PAGE AMERICA GROUP INC
filed 1998-11-12
CIK 311048

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    FOR QUARTER ENDED SEPTEMBER 30, 1998         COMMISSION FILE NO. 1-10682


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


              Yes __X__ No __

As of October 31, 1998, there were outstanding 16,025,087 shares of Registrant's common stock.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES


               CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                                ($ IN THOUSANDS)

ASSETS                                         September 30, 1998       December 31, 1997
                                                 (unaudited)
    Cash and cash equivalents                     $  735                   $ 1,382
    Other assets                                     916                       287
    Equity investments (Note D)                   31,420                    33,890
                                                 --------                   -------
                                                  33,071                    35,559

LIABILITIES

    Accounts payable and accrued expenses          2,178                     1,655
    Senior Credit Facility (Note C)               11,000                    14,195
    Subordinated notes payable (Note C)           20,313                    18,850
                                                 --------                   -------
                                                  33,491                    34,700
                                                 --------                   -------

Net (deficiency) assets in liquidation (Note C)  $  (420)                 $    859
                                                 =========                 ========

          The accompanying notes are an integral part of these statements.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES


    UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                               SEPTEMBER 30, 1998
                                ($ IN THOUSANDS)

Net assets in liquidation at December 31, 1997                        $   859
                                                                     ----------

Changes in net assets in liquidation attributed to:
         Interest expense, net                                         (3,297)
         Dividend income on preferred stock                             1,726
         Gain on sale of equity investments                             1,363
         Unrealized loss on equity investments                           (660)
         General and administrative expenses                             (411)
                                                                    -----------

Net change in net assets in liquidation                                (1,279)
                                                                     ----------

Net deficiency in liquidation at September 30, 1998                  $   (420)
                                                                    ===========

Changes in the components of net assets in liquidation:
         Decrease in cash and cash equivalents                       $   (647)
         Increase in other assets                                         629
         Net decrease in equity investments                            (2,470)
         Decrease in senior credit facility                             3,195
         Increase in subordinated notes payable                        (1,463)
         Increase in accrued expenses                                    (523)
                                                                    -----------

Net change in net assets in liquidation                             $  (1,279)
                                                                    ==========

          The accompanying notes are an integral part of these statements.

                     PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                                    UNAUDITED

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

NOTE B - PREFERRED AND COMMON STOCK

          Capital stock outstanding as of September 30, 1998 consists of the following:

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

                     PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

NOTE C - SALE OF ASSETS AND PLAN OF LIQUIDATION

          On July 1, 1997, the Company sold substantially all of its assets to Metrocall, Inc. ("Metrocall") for a sale price of approximately $60.7 million including the assumption of $2.2 million of liabilities. Page America received $24.8 million in cash, $15 million of Series B Junior Convertible Preferred Stock of Metrocall and $18.7 million of Common Stock of Metrocall, inclusive of a post-closing working capital adjustment resulting in the Company returning 85,602 shares of common stock to Metrocall. Certain shares of Metrocall common stock with a fair market value of $4.0 million (832,250 common shares) at the date of sale were held in escrow until April 1, 1998 and, pursuant to the sale agreement, those shares were released to the Company on that date. Excluded from the sale were cash, assets related to the employee benefit plans and to the Florida and California operations which had been previously sold, liabilities under the Credit Facility, subordinated debt agreement and NEC America leasing contract, obligations with respect to federal, state and local taxes and certain other liabilities. The Company recognized a gain from the sale of assets to Metrocall of approximately $22.9 million, net of expenses related to the sale of approximately $1.5 million. During the nine month period ended September 30, 1998, the Company sold 606,800 shares of Metrocall common stock and realized a net gain of $1,354,000. During the six month period ended December 31, 1997, the Company sold 248,200 shares of Metrocall common stock and realized a net gain of $627,000. At September 30, 1998, the Company held 3,056,856 shares of common stock of Metrocall.

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


NOTE D - EQUITY INVESTMENTS

          The Company's equity investments at September 30, 1998, are as follows ($ in Thousands):


                                                       FAIR VALUE        COST

 Metrocall Series B Junior Convertible Preferred Stock   $16,900        $16,900
 Metrocall Common Stock                                   14,520         14,711
                                                         --------      --------
                                                         $31,420        $31,611
                                                         =======        =======

          The Series B Junior Convertible Preferred Stock has a 14% dividend rate payable semi-annually in arrears on May 15 and November 15. Payment of dividends may be made in cash or in kind. The Series B Preferred Stock may be redeemed by Metrocall at any time and must be redeemed by Metrocall on July 1, 2009, if not previously redeemed or converted by that date. On May 15, 1998, the Company received 111 shares ($1,110,000 fair value) of Series B Junior Convertible Preferred in payment of dividends accrued for the six month period ended May 15, 1998. On November 15, 1997, the Company received 79 shares ($790,000 fair value) of Series B Junior Convertible Preferred in payment of dividends accrued from July 1 to November 15, 1997. Accrued but unpaid dividends on the Series B Junior Convertible Preferred Stock were approximately $895,000 at September 30, 1998. At September 30, 1998, the Metrocall Series B Convertible Preferred Stock is convertible at the option of the Company as follows: 25% at $6.61 per share, 25% at $5.85 per share, 25% at $6.45 per share, and 25% at $6.00 per share. In total, as of September 30, 1998, the $16,900,000 of Metrocall Series B Convertible Preferred Stock is convertible into 2,721,326 shares of Metrocall Common Stock. In the opinion of management, the estimated fair value of the Metrocall Series B Junior Convertible Preferred Stock is not less than its face value.

          The estimated fair value of the Metrocall Common Stock is based on the closing price of $4.75 per share on September 30, 1998 which resulted in net depreciation of $660,000 for the nine months ended September 30, 1998.

          Realized gains and losses on the sale of these securities and net unrealized gains or losses on these securities available for sale have been reflected in the statement of changes in net assets in liquidation.

                     PAGE AMERICA GROUP, INC. AND SUBSIDIARIES
           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    CHANGES IN NET ASSETS IN LIQUIDATION for the nine months ended September 30, 1998


CASH AND CASH EQUIVALENTS

          Cash and cash equivalents were $.7 million at September 30, 1998 and $1.4 million at December 31, 1997. During the nine months ended September 30, 1998, the Company received $4.31 million from the sale of 606,800 shares of Metrocall common stock. Disbursements principally consisted of $3.2 million of principal and $1.14 million of interest on the senior credit facility, and $.7 million of general and administrative expenses.

OTHER ASSETS

          Dividends of $895,000 on the Series B Preferred Stock of Metrocall have been accrued for the period May 16 to September 30, 1998.

EQUITY INVESTMENTS

          During the nine month period ended September 30, 1998, the Company sold 606,800 shares of Metrocall common stock for $4.31 million and realized a net gain of $1.35 million. On May 15, 1998, the Company received 111 shares ($1.11 million fair value) of Series B Junior Convertible Preferred in payment of dividends accrued for the six month period ended May 15, 1998. On September 30, 1998, the Company revalued its remaining Metrocall common stock of 3,056,856 shares based on a closing price of $4.75 and recorded an unrealized loss of $.7 million.

ACCRUED EXPENSES

          During the nine-month period ended September 30, 1998, the Company accrued interest on the subordinated notes of $695,000. Additionally, interest payable of $1.5 million has been reclassified as additional subordinated notes payable under the Note Purchase Agreement. In addition, the Company paid an Agency Fee of $75,000 in connection with the Senior Credit Facility and severance of $77,000 to terminated employees. The Company also reduced other accrued expenses by $20,000.

SENIOR CREDIT FACILITY

          During the nine month period ended September 30, 1998, the Company paid $3.2 million of principal on the senior credit facility.


SUBORDINATED NOTES PAYABLE

          The Company issued an additional promissory note of $1.5 million as payment of interest for the nine-month period ended September 30, 1998.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

          In connection with the sale of substantially all of its assets to Metrocall,Inc., the Company adopted a plan of complete liquidation and dissolution of corporate entity which became effective with the completion of the Metrocall sale (See Note C to the Condensed Consolidated Financial Statements). Accordingly, on July 1, 1997, the Company changed from the going concern basis of accounting to the liquidation basis of accounting. The cash received by the Company from this sale was not sufficient for the Company to pay in full in cash its outstanding obligations under the Credit Facility or under the Subordinated Notes or to pay its other outstanding liabilities. Page America will pay the balance of its obligations primarily from proceeds generated by the sale or redemption of Metrocall Common Stock and Series B Preferred Stock.

          In connection with the transaction, Page America renegotiated its Credit Facility such that the remaining outstanding balance of $15,271,831 as of July 1, 1997 is due and payable on or prior to December 31, 1998. In August and October, 1997, the Company paid $326,484 and $750,000, respectively, of the Credit Facility, and during the nine month period ended September 30, 1998, the Company paid down an additional $3,195,347 of the Credit Facility, reducing the balance to $11,000,000. Any amount outstanding under the Page America Credit Agreement will bear interest payable monthly at prime plus 2% to 4% depending on the principal amount outstanding thereunder from time to time. Until payment in full of the balance due under the Credit Facility, Page America will not be permitted to make any payments to the holders of the Subordinated Notes or its common or preferred stockholders, but it will be permitted to pay accounts payable, claims, expenses and liabilities incurred in connection with its liquidation. Subject to payment of such accounts, claims, expenses and liabilities, any amounts received by the Company from the sale or redemption of any Metrocall securities in excess of appropriate cash reserves must be paid in reduction of amounts outstanding under the Credit Facility. Page America is required to maintain a ratio of face amount of Series B Preferred Stock and value of Metrocall Common Stock to amounts outstanding under the Credit
Facility of a least 1.5 to 1.

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

          Following the repayment of the Senior Credit Facility and provision for the liabilities of Page America, the Plan of Liquidation contemplates that Page America will distribute any remaining assets to its common and preferred shareholders and to the holders of Subordinated Notes in accordance with the terms and provisions of the Forbearance Agreement. It is anticipated that the remaining assets will be any shares of Metrocall Preferred Stock and Common Stock not previously sold or redeemed and cash proceeds, if any, in excess of amounts required to satisfy its liabilities. The value of the assets, if any, to be available for distribution to the Page America shareholders upon liquidation cannot be ascertained at this time and will depend, among other things, on the total amount of its liabilities and the value of the Metrocall Common Stock and Preferred Stock to be realized by Page America.

                        PAGE AMERICA GROUP, INC. AND SUBSIDIARIES


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 1998
                                              PAGE AMERICA GROUP, INC.
                                                 (Registrant)

                                              /S/ David A. Barry
                                              --------------------------
                                                          David A. Barry
                                                  President and Chairman