Form 10-K
period 1998-12-31
PAGE AMERICA GROUP INC
filed 1999-03-31
CIK 311048

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1998
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes /X/  No /  /

As of March 1, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price, was approximately $500,000.

As of March 1, 1999, the registrant had 16,024,585 shares of Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [X]

ITEM 1.   BUSINESS


          On July 1, 1997, Page America Group, Inc. (the "Company" or "Page America") sold (the "Sale") substantially all of its assets to Metrocall, Inc. ("Metrocall") pursuant to the provisions of an Amended and Restated Asset Purchase Agreement dated as of January 30, 1997, as amended (the "Sale Agreement"). As the result of the Sale, Page America discontinued all its operations and, as discussed below, no longer engages in any business. Metrocall paid a purchase price (as adjusted) of approximately $60.7 million, including the assumption of $2.2 million of liabilities. Page America received $24.8 million in cash, $15 million of Series B Junior Convertible Preferred Stock of Metrocall ("Series B Preferred Stock") and $18.7 million of common stock of Metrocall, inclusive of a post-closing working capital adjustment resulting in the Company returning 85,602 shares of common stock of Metrocall. Excluded from the sale were cash, assets related to the employee benefit plans and to the Florida and California operations which had been previously sold, liabilities under the Company's credit facility with its lenders (the "Credit Facility"), subordinated notes (the "Subordinated Notes"), NEC America leasing contract, obligations with respect to federal, state and local taxes and certain other liabilities. The Company has recognized a gain from the sale of assets to Metrocall of approximately $22.9 million, net of expenses related to the sale of approximately $1.5 million. Through December 31, 1998, the Company has sold an aggregate of 855,000 shares of Metrocall common stock and realized a net gain of $1.98 million. At December 31, 1998, the Company held 3,056,856 shares of common stock of Metrocall.

          In connection with the Sale, the Company adopted a plan of complete liquidation and dissolution which became effective with the completion of the Sale. Accordingly, on July 1, 1997, the Company changed from the going concern basis of accounting to the liquidation basis of accounting. The value of the assets to be available for payment of its liabilities and distribution to the Page America shareholders upon liquidation cannot be ascertained at this time and will depend among other things, on the total amount of its liabilities and the market value of the Metrocall Common Stock. Pursuant to the plan of liquidation, the Company will continue in existence for the sole purpose of winding up its affairs and will not engage in any business activities other than activities related to implementation of the plan of liquidation.

          On January 8, 1999, the Company sold all of its Metrocall Series B Preferred Stock for $15.7 million in cash. Page America received $4.6 million in cash after using $11.1 million of the proceeds from the sale to retire the Senior Credit Facility, including any accrued interest and related expenses. The Company recorded a loss of $2.8 million on the sale for unrealized depreciation.

          The holders of Subordinated Notes and the Company entered into a Forbearance Agreement, as amended (the "Forbearance Agreement") pursuant to which the holders have agreed to forbear from collecting on such Subordinated Notes until the earlier of August 31, 1999 or the occurrence of certain events relating to Page America, as described in the Forbearance Agreement. During the forbearance period, the holders of the Subordinated Notes will not initiate any action, exercise any remedy or make any claim against the Company with respect to the Subordinated Notes. In consideration of such forbearance, and in complete satisfaction of all amounts of principal and interest due, the holders of the Subordinated Notes will be entitled to receive 70% of cash available for distribution to the Subordinated Noteholders and the shareholders of the Company, up to an aggregate distribution to Subordinated Noteholders of $19 million, with the remaining 30% to be distributed to the shareholders of Page America. After the holders of Subordinated Notes have indefeasibly received a total of $19 million, any remaining amounts available for distribution to the Subordinated Noteholders and the shareholders of the Company will be made 50% to the holders of the Subordinated Notes and 50% to the shareholders of Page America. Interest will continue to accrue on the Subordinated Notes until the full amount of principal and interest due thereunder shall have been paid in full or the obligations thereunder shall have been otherwise satisfied in accordance with the terms and provisions of the Forbearance Agreement. The holders of Page America's Preferred Stock have agreed that 30% of any distributions otherwise payable to them with respect to their liquidation preference will be distributed to the holders of Page America's Common Stock. In addition, holders of the Preferred Stock waived their rights to receive accrued dividends of $4,295,000 and their rights to future dividends. Had the Plan of Liquidation been completed on December 31, 1998, and assuming that the asset values reflected in the accompanying statement of Net Assets in Liquidation had been realized, the holders of the Subordinated Notes would have received approximately $12.6 million and the Preferred and Common shareholders would have received $3.8 million and $1.6 million, respectively. However, the actual amounts to be distributed to the holders of the Subordinated Notes and Preferred and Common shareholders will be dependent on the value of the Metrocall Common Stock at the time the shares are sold or distributed, and subject to other liabilities that could arise in connection with completing the Plan of Liquidation and Dissolution, including obtaining required clearance from the various tax authorities.

          Under the Forbearance Agreement, Page America is not permitted to enter into transactions with its stockholders, officers or directors or conduct any business or incur any debt other than in connection with the payment of permitted liabilities and the implementation of its plan of liquidation.


          Page America was incorporated in 1976 under the laws of the State of New York. The Company's principal executive offices are located c/o Bariston Associates, Inc., One International Place, Boston, Massachusetts 02110 and its telephone number is 617-330-8950.

EMPLOYEES

          At March 1, 1999, Page America did not have any employees.

ITEM 2.   PROPERTIES

          The Company does not lease any real estate or own any real property. The Company presently uses the facilities of Bariston Associates, Inc.

ITEM 3.   LEGAL PROCEEDINGS

          The Company is involved in various lawsuits and proceedings arising in the normal course of its past business. In the opinion of management of the Company, the ultimate outcome of these lawsuits and proceedings will not have a material adverse effect on the Company's net assets in liquidation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

          The Common Stock of the Company was delisted from the American Stock Exchange ("AMEX") in April 1996 due to the Company's inability to comply with the financial guidelines of the AMEX for continued listing. The last available price quotation for the Common Stock from a listed exchange was April 16, 1996 and, therefore, current price quotations are not available. However, the Common Stock is currently being traded over-the-counter by some market makers.

         1996                                    HIGH               LOW

         First Quarter                        $0.3125             $0.1875
         Second Quarter                          0.75              0.1875
         Third Quarter                           ----              ----
         Fourth Quarter                          ----             ----

          There were approximately 2,000 shareholders of record of Common Stock as of March 1, 1999. This number does not include beneficial owners holding shares through nominee or "street" names.

DIVIDEND POLICY

          The Company has never declared or paid cash dividends on its Common Stock and does not anticipate paying cash dividends to the holders of its Common Stock in the foreseeable future. The payment of dividends on Common Stock and Preferred Stock is also restricted pursuant to the provisions of the Company's Forbearance Agreement.

ITEM 6.           SELECTED FINANCIAL DATA


                                                                   Years Ended December 31, from                      Period
                                                                 ------------------------------------------------    January 1  to
                                                                 1993        1994(3)        1995(1)      1996        July 1, 1997(4)
                                                                 ---------  -----------    ----------  --------     ---------------
                                                                  (In thousands, except per share and pager data)
Consolidated Statement of Operations Data:
Revenues
Expenses
related to corporate, finance and other activities
   General and administrative                                   $2,183        $2,295       $2,579        $1,403              $671
   Interest                                                      4,032         5,102        6,248         6,141             3,078
   Other                                                         1,453           362        2,785           573               106
                                                               --------      ---------    ---------     ----------      -----------
Net loss before discontinued operations                         (7,668)       (7,759)     (11,612)       (8,117)           (3,855)
Discontinued operations
   Net income (loss) from operations of discontinued business    1,123           731         (763)            7              (307)
   (Loss) gain on sale of discontinued businesses                  -              -          (718)            -            22,903
                                                              ---------      ---------    ----------    ------------    ------------
                                                                 1,123           731        1,481             7            22,596
Net (loss) income                                               (6,545)       (7,028)     (13,093)       (8,110)           18,741
Preferred stock dividend requirements                           (3,268)       (3,023)(2)  ( 2,863)(2)    (2,864)           (1,432)
                                                              ---------     -----------  ------------   ------------    ------------
Net (loss) income applicable to common shares                  ($9,813)     ($10,051)    ($15,956)     ($10,974)          $17,309
                                                              =========     ===========  ============  =============    ============
Net loss before discontinued operations applicable to
    common shares                                              ($10,936)    ($10,782)    ($14,475)     ($10,981)          ($5,287)
                                                              ==========    ===========  ============  =============    ===========
Net income (loss) from discontinued operations applicable to
   common shares                                                 $1,123         $731      ($1,481)           $7           $22,596
                                                              ==========    ===========  ============  =============    ===========
Basic and diluted (loss) income per common share                 ($2.55)      ($1.55)      ($2.01)       ($0.88)            $1.08
                                                              ==========    ===========  ============  =============    ============
Basic and diluted loss before discontinued operations per
   common share                                                 ($2.84)       ($1.66)      ($1.82)       ($0.88)           ($0.33)
                                                              ==========    ===========  ============  =============    ============
Basic and diluted income (loss) from discontinued operations
   per common share(5)                                           $0.29         $0.11       ($0.19)         --               $1.41
                                                              ==========    ===========  ============  =============    ============
Weighted average shares outstanding                              3,847         6,464        7,936        12,498            16,033
                                                              ==========    ===========  ============  =============    ============

                                                                                           December 31,                    July 1,
Consolidated Balance Sheet Data(6):                             1993(5)        1994(2)    1995(1)(2)     1996              1997(4)
Working capital (deficiency)                                   ($2,053)      ($9,541)    ($52,444)     ($58,409)          (14,146)
Total assets                                                    75,193        70,229       44,003        39,561            36,622
Long-term debt, less current maturities                         57,850        56,953           69            37              --
Accumulated Deficit                                            (68,980)      (78,989)     (94,945)     (105,919)          (83,876)

Shareholders' equity (deficit)                                   9,096           439      (11,222)      (20,746)            1,293

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

(2)    In August, 1994 and March, 1995, the Company issued shares of its Common
       Stock as full payment of fiscal year 1994 dividends on Series One
       Convertible Preferred Stock. On June 30, 1995, in exchange for the waiver of the dividend payment on Series One Convertible Preferred Stock, the accrued dividends were added to the liquidation value. In June, 1996, the Company issued shares of its Common Stock in payment of accrued dividends at December 31, 1995 on Series One Convertible Preferred Stock. See Note
       F of Notes to Consolidated Financial Statements.

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

(5)    The Company has never paid any cash dividends on its Common Stock.

(6) The Company's net assets in liquidation at December 31, 1998 and 1997 is comprised of the following ($ in thousands):

                                                         1998        1997
                                                       -------     --------
        Cash and cash equivalents                      $  524       $1,382
        Other assets                                      274          287
        Equity investments                             28,742       33,890
        Accounts payable and accrued expenses          (2,403)      (1,655)
        Debt                                          (31,800)     (33,045)
                                                      --------     ---------
        Net assets in liquidation                     $(4,663)      $  859
                                                      =========    ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

          The following table presents certain items in the Consolidated Statement of Operations.

                                            Period
                                              from
                                           January 1 to
                                              July 1,                 Years Ended December 31
                                               1997                  1996           1995
                                           -----------------       -----------  ------------
                                                            (Dollar amounts in thousands)
Revenues                                          --                      --             --

Expenses related to corporate, finance and
  other activities
  General and administrative                     $671                    $1,403         $2,579
  Interest                                      3,078                     6,141          6,248
  Other                                           106                       573          2,785
                                              -----------              -----------     ---------
Net loss before discontinued operations        (3,855)                   (8,117)       (11,612)
Discontinued operations
  Net (loss) income from operations of
  discontinued businesses                        (307)                        7           (763)
  Gain (loss) on sale of discontinued
  businesses                                   22,903                        --           (718)
                                             ------------               ----------    ------------
Net income (loss)                             $18,741                   ($8,110)      ($13,093)
                                             ============               ===========   ============

YEAR ENDED DECEMBER 31, 1997 (FOR THE PERIOD JANUARY 1 THROUGH JULY 1, 1997) COMPARED WITH YEAR ENDED DECEMBER 31, 1996


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

          NET LOSS FROM DISCONTINUED OPERATIONS excluding the gain on sale of discontinued businesses ($22.9 million ) was $614,000 on an annualized basis for 1997, as compared to a net profit of $7,000 in the year ended December 31, 1996. Operating results were negatively impacted during 1997 by the lack of available operating capital.


                               FINANCIAL CONDITION

CHANGES IN NET ASSETS IN LIQUIDATION

CASH AND CASH EQUIVALENTS

          Cash and cash equivalents were $.5 million at December 31, 1998 and $1.4 million at December 31, 1997. In 1998, the Company received $4.31 million from the sale of 606,800 shares of Metrocall common stock. Disbursements principally consisted of $3.2 million of principal and $1.5 million of interest on the Credit Facility, and $.5 million of general and administrative expenses.

OTHER ASSETS

          Dividends of $271,000 and $279,000 on the Series B Preferred Stock of Metrocall have been accrued for one and one-half months ended December 31, 1998 and 1997, respectively. The accrued dividends reflect the actual price paid for the Series B Preferred Stock and accrued dividends on January 8, 1999.

EQUITY INVESTMENTS

          In 1998, the Company sold 606,800 shares of Metrocall common stock for $4.31 million and realized a net gain of $1.35 million. On November 15, 1998 and May 15, 1998, the Company received 118 shares ($1.18 million fair value) and 111 shares ($1.11 million fair value), respectively, of Series B Preferred Stock in payment of dividends accrued for the six month periods ended November 15, 1998 and May 15, 1998, respectively. On January 8, 1999, the Company sold all of the Series B Preferred Stock plus accrued dividends for $15.7 million. Accordingly, on December 31, 1998, the Company revalued its holdings of the Series B Preferred Stock to reflect the actual purchase price paid on January 8, 1999 and recorded an unrealized loss of $2.8 million. On December 31, 1998, the Company revalued its remaining Metrocall common stock of 3,056,856 shares based on a closing price of $4.375 and recorded an unrealized loss of $1.7 million.

ACCRUED EXPENSES

          In 1998, the Company accrued interest on the Subordinated Notes of $951,000. In addition, the Company paid interest and an agency fee totaling $39,000 in connection with the Credit Facility and severance of $77,000 to terminated employees, which were accrued at December 31, 1997. The Company also reduced other accrued expenses by $87,000.

CREDIT FACILITY

          In 1998, the Company paid $3.2 million of principal on the Credit Facility. In January 1999, in connection with its sale of the Series B Preferred Stock, the Company paid $11.1 million to repay in full the Credit Facility.

SUBORDINATED NOTES PAYABLE

          The Company issued an additional promissory note of $1.95 million as payment of interest on the Subordinated Notes for the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

          Pursuant to an Amended and Restated Asset Purchase Agreement dated January 30, 1997, as amended (the "Agreement"), on July 1, 1997, the Company sold substantially all of its assets to Metrocall, Inc. ("Metrocall") for consideration consisting of $24.8 million in cash, 1,500 shares of Series B Junior Convertible Preferred Stock of Metrocall ("Series B Preferred Stock") having a value upon liquidation or redemption of $15 million and 3,911,856 shares ($18.7 million) of common stock of Metrocall, inclusive of a post-closing working capital adjustment resulting in the Company returning 85,602 shares of common stock to Metrocall. Certain shares of Metrocall common stock with a fair market value of $4.0 million (832,250 common shares) at the date of the sale were held in escrow until April 1, 1998. Pursuant to the provisions of the Agreement, those shares were released to the Company on that date. The Company has recognized a gain from the sale of assets to Metrocall of approximately $22.9 million, net of expenses related to the sale of approximately $1.5 million. Through December 31, 1998, the Company sold an aggregate of 855,000 shares of Metrocall common stock and realized a net gain of $1.98 million. At December 31, 1998, the Company held 3,056,856 shares of common stock of Metrocall.

          The Company has received a total of 308 shares ($3,080,000 fair value) of Series B Preferred Stock of Metrocall in payment of dividends accrued from July 1, 1997 to November 15, 1998 on the 1,500 shares of Series B Preferred Stock it received from the sale. At December 31, 1998, the Series B Preferred Stock was convertible at the option of the Company into 2,911,336 shares of Metrocall common stock. On January 8, 1999, the Company sold all the Series B Preferred Stock for $15.7 million in cash, $11.1 million of which was used to repay in full the Credit Facility, and $4.6 million was retained by the Company.

          The cash proceeds of $24.8 million from the sale to Metrocall were used as follows: $19.3 million to repay current maturities of long-term debt, $2.7 million to pay accrued interest and accounts payable, $654,000 for transaction costs and the remainder for working capital purposes.

          In connection with the Agreement, the Company adopted a plan of complete liquidation and dissolution of corporate entity which became effective with the completion of the Metrocall sale. Accordingly, on July 1, 1997, the Company changed from the going concern basis of accounting to the liquidation basis of accounting. The cash received by the Company from this sale was not sufficient for the Company to pay in full in cash its outstanding obligations under the Credit Facility or under the Subordinated Notes or to pay its other outstanding liabilities. Page America will pay the balance of its obligations from proceeds generated by the sale or redemption of Metrocall Common Stock.

          In connection with the transaction, Page America renegotiated its Credit Facility such that the remaining outstanding balance of $15,271,831 was due and payable on or prior to December 31, 1998. In August and October, 1997, the Company paid $326,484 and $750,000, respectively, of the Credit Facility and during 1998, the Company paid down an additional $3,195,347 of the Credit Facility reducing the balance to $11,000,000. All amounts outstanding under the Credit Facility were paid in full in January 1999 from proceeds of the sale of the Series B Preferred Stock discussed above.

          On July 1, 1997, concurrent with the sale of the Company's assets, the holders of Subordinated Notes have agreed to forbear from collecting on such Subordinated Notes until December 31, 1998, which has been extended until August 31, 1999, or the occurrence of certain events relating to Page America, as described in the Forbearance Agreement. During the forbearance period, the holders of the Subordinated Notes will not initiate any action, exercise any remedy or make any claim against the Company with respect to the Subordinated Notes. In consideration of such forbearance, and in complete satisfaction of all amounts of principal and interest due, the holders of the Subordinated Notes will be entitled to receive 70% of cash available for distribution to the Subordinated Noteholders and the Preferred and Common shareholders of the Company up to an aggregate distribution to Subordinated Noteholders of $19 million, with the remaining 30% to be distributed to the Preferred and Common shareholders of Page America. After the holders of Subordinated Notes have indefeasibly received a total of $19 million, any remaining amounts available for distribution to the Subordinated Noteholders and the Preferred and Common shareholders of the Company will be made 50% to the holders of the Subordinated Notes and 50% to the Preferred and Common shareholders of Page America. Interest will continue to accrue on the Subordinated Notes until the full amount of principal and interest due thereunder shall have been paid in full or the obligations thereunder shall have been otherwise satisfied in accordance with the terms and provisions of the Forbearance Agreement. The holders of Page America's Series One Preferred Stock have agreed that 30% of any distributions otherwise payable to them with respect to their liquidation preference will be distributed to the holders of Page America's Common Stock. Had the Plan of Liquidation been completed on December 31, 1998, and assuming that the asset values reflected in the accompanying statement of Net Assets in Liquidation had been realized, the holders of the Subordinated Notes would have received approximately $12.6 million and the Preferred and Common shareholders would have received $3.8 million and $1.6 million, respectively. However, the actual amounts to be distributed to the holders of the Subordinated Notes and Preferred and Common shareholders will be dependent on the value of the Metrocall Common Stock at the time the shares are sold or distributed, and subject to other liabilities that could arise in connection with completing the Plan of Liquidation and Dissolution, including obtaining required clearance from the various tax authorities.

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


COMPANY SPECIFIC RISKS
MARKET RISK DISCLOSURE
LIMITED ASSET DIVERSIFICATION

          The Company's future liquidity and net realizable value of its assets are dependent upon the economic success of Metrocall and are also subject to the volatility of the public securities markets. At December 31, 1998, 45.3% of the Company's remaining assets were Common Stock of Metrocall. In addition, at December 31, 1998, 53% of the Company's assets were Series B Preferred Stock of Metrocall which was sold on January 8, 1999, resulting in the Company recording an unrealized loss of $2.8 million for the year ended December 31, 1998.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The executive officers and directors of the Company are as follows:

NAME                      AGE       POSITION WITH                 DIRECTOR OR
                                      COMPANY                  OFFICER SINCE

David A. Barry            52       Chairman of the
                                   Board and Chief
                                   Executive Officer                  1988

Martin H. Neidell         52       Secretary                          1983

Jack Kadis                50       Director                           1996


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

ITEM 11.  EXECUTIVE COMPENSATION

          The Company did not pay any compensation to any officers during 1998. The Chief Executive Officer of the Company does not receive any compensation for service in such capacity.

STOCK OPTION GRANTS AND EXERCISES

          At December 31, 1998, no stock options were outstanding. No stock options were exercised or granted in 1998.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth certain information with respect to beneficial ownership of Common Stock at February 1, 1999 by (i) each person known by the Company to beneficially own more than five percent of outstanding Common Stock, (ii) each Director of the Company, (iii) each of the most highly compensated executive officers of the Company and (iv) all Directors and executive officers of the Company as a group. Except as noted below, each person or entity has sole voting and investment power with respect to all shares listed as owned by such person or entity.

NAME AND ADDRESS                               NUMBER(1)     PERCENT OF CLASS

David A. Barry(2)                              8,104,950            33.6%
One International Place
Boston, MA 02110

Jack Kadis(2)                                  8,069,113            33.5%
One International Place
Boston, MA 02110

Bariston Paging Partners, L.P.(2)               7,781,837           32.7%
c/o Bariston Associates, Inc.
One International Place
Boston, MA 02110

T. Rowe Price Associates, Inc.(3)               2,515,986           14.9%
100 East Pratt Street
Baltimore, MD 21202

Sandler Mezzanine General Partnership(4)        1,053,019            6.4%
767 Fifth Avenue
New York, NY 10153

Revy Investment Co., Inc.(5)                    1,022,724            6.0%
1300 S.W. Fifth Avenue
Portland, Oregon 10153

Directors and executive officers as a group
(3 persons) (6)                                    36,027              *

*    Less than one percent.

(1) Assumes exercise of warrants to purchase shares of Common Stock and conversion of shares of Series One Convertible Preferred Stock into shares of Common Stock.

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

(3) These securities are owned by various individual and institutional investors including T. Rowe Price High Yield Fund, Inc., which T. Rowe Price Associates, Inc. ("Price Associates") serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities. Consists of 20,000 shares of Series One Convertible Preferred Stock convertible into an aggregate of 444,400 shares of Common Stock and 1,128,624 shares of Common Stock owned by T. Rowe Price High Yield Fund, Inc. and 18,560 shares of Series One Convertible Preferred Stock convertible into an aggregate of 412,403 shares of Common Stock and 530,559 shares of Common Stock owned by Price Associates.

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

(6) Includes 378 shares of Series One Convertible Preferred Stock which are convertible into 8,399 shares of Common Stock.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors, executive officers and holders of more than 10% of its Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. The Company believes that during the fiscal year ended December 31, 1998, its officers, directors and holders of more than 10% of its Common Stock complied with all Section 16(a) filing requirements.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Bariston Associates, Inc. ("Bariston") has been engaged by the Company to provide investment banking functions for which it presently receives a fee of $9,087 per month during the Company's liquidation, plus reimbursement for expenses incurred by it in connection therewith. This agreement will terminate upon the earlier to occur of Bariston and its affiliates ceasing to control a majority of the Series One Convertible Preferred Stock (or Common Stock issued upon conversion thereof) or Bariston and its affiliates owning less than 20 percent of the Company's fully diluted shares of Common Stock. Upon consummation of the Sale, Bariston was paid $288,565 of previously accrued fees owing to it under such agreement.

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

Report of Independent Auditors.

Financial Statements Subsequent to Adoption of Plan of Liquidation.

         Consolidated Statements of Net Assets in Liquidation at December 31, 1998 and 1997.

         Consolidated Statements of Changes in Net Assets in Liquidation for the year ended December 31, 1998 and for the period from July 2, 1997 to December 31, 1997.

Financial Statements Prior to Adoption of Plan of Liquidation

         Consolidated Statements of Operations for the period from January 1, 1997 to July 1, 1997 and for the year ended December 31, 1996.

         Consolidated Statements of Cash Flows for the period from January 1, 1997 to July 1, 1997 and for the year ended December 31, 1996.

         Consolidated Statement of Stockholder's Equity (Deficit) for the period from January 1, 1997 to July 1, 1997 and for the year ended December 31, 1996.

Notes to Consolidated Financial Statements.

         (a)(2).  Financial Statement Schedule.

         Schedule II - Valuation and Qualifying Accounts

         All other financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

EXHIBITS

         (a)(3)  Exhibits:

EXHIBIT NO.

   3.1 Restated Certificate of Incorporation of the Registrant, as amended. Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 ("1993 10-K").
   3.2 By-Laws of the Registrant. Incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (File No. 33-46333).
   10.1 Amended and Restated Asset Purchase Agreement dated as of January 30, 1997, as amended, by and among Metrocall, Inc., Page America Group, Inc. and various subsidiaries of Page America Group, Inc. Incorporated by reference to Exhibits 2.2 and 2.3 to Registration Statement on Form S-4 filed by Metrocall (No. 333-21231).
   10.2 Subordinated Promissory Note, Preferred Stock, Common Stock and Warrant Purchase Agreement dated as of December 30, 1993, by and among Page America Group, Inc., its subsidiaries and various purchasers parties thereto. Incorporated by reference to Exhibit 10.4 to 1993 10-K.
   10.3 Series One Convertible Preferred Stock Voting Agreement dated as of December 30, 1993. Incorporated by reference to Exhibit 10.7 to 1993 10-K.
   10.4 Investment Banking Agreement dated December 30, 1993 between Bariston Associates, Inc. and Page America Group, Inc. Incorporated by reference to Exhibit 10.8 to 1993 10-K.
   10.5 Indenture dated as of June 30, 1994 among Page America Group, Inc., its subsidiaries, and American Stock Transfer and Trust Company, as Trustee. Incorporated by reference to Exhibit 4 to Registration Statement on Form S-4 (File No. 33-77832).
   10.6 Amendment dated as of July 28, 1995 to Indenture dated as of June 30, 1994 by and among Page America Group, Inc., its subsidiaries, and American Stock Transfer and Trust Company, as Trustee. Incorporated by reference to Exhibit 10.14 to 1995 10-K.
   10.7 Forbearance Agreement dated as of July 1, 1997 among the holders of Subordinated Notes, Page America Group, Inc., and its subsidiaries. Incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
   10.8   Amendments to Forbearance Agreement.
   27     Financial Data Schedule

  (b)  Reports on Form 8-K

       None

                  PAGE AMERICA GROUP, INC. AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       PAGE

Report of Independent Auditors                                          F-2

Financial Statements Subsequent to Adoption of Plan of Liquidation

     Consolidated Statements of Net Assets
      in Liquidation at December 31, 1998 and December 31, 1997         F-3

     Consolidated Statements of Changes in
      Net Assets in Liquidation for the year ended December 31, 1998
           and for the period from July 2, 1997 to December 31, 1997   F-4

Financial Statements Prior to Adoption of
  Plan of Liquidation

     Consolidated Statements of Operations for
      the period from January 1, 1997 to July 1, 1997 and
      for the year ended December 31, 1996                            F-5

     Consolidated Statements of Cash Flows for
      the period from January 1, 1997 to July 1, 1997 and
      for the year ended December 31, 1996                            F-6

     Consolidated Statement of Shareholders'
      Equity (Deficit) for the period
      from January 1, 1997 to July 1, 1997
      and for the year ended December 31, 1996                         F-8

Notes to Consolidated Financial Statements                             F-9

                   PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Page America Group, Inc.

We have audited the accompanying statements of net assets in liquidation of Page America Group, Inc. and subsidiaries as of December 31, 1998 and December 31, 1997 and the related statements of changes in net assets in liquidation for the year ended December 31, 1998 and for the period from July 2, 1997 to December 31, 1997. In addition, we have audited the consolidated statements of operations, shareholders' equity (deficit) and cash flows for the period from January 1, 1997 to July 1, 1997 and for the year ended December 31, 1996. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Page America Group, Inc. and subsidiaries at December 31, 1998 and December 31, 1997 and the changes in their net assets in liquidation for the year ended December 31, 1998 and for the period from July 2, 1997 to December 31, 1997, and the consolidated results of their operations and their cash flows for the period from January 1, 1997 to July 1, 1997 and for the year ended December 31, 1996, in conformity with generally accepted accounting principles applied on the bases described in the preceding paragraph. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                   ERNST & YOUNG LLP

Hackensack, New Jersey
February 24, 1999

                   PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                                ($ IN THOUSANDS)

                                                           December 31,
                                                      1998              1997
                                                      ----              ----
ASSETS
         Cash and cash equivalents                  $    524         $  1,382
         Other assets                                    274              287
         Equity investments                           28,742           33,890
                                                    ---------         --------
                                                      29,540           35,559
                                                    ---------         --------


LIABILITIES
         Accounts payable and accrued expenses         2,403            1,655
         Senior credit facility                       11,000           14,195
         Subordinated notes payable                   20,800           18,850
                                                    ----------         --------
                                                      34,203           34,700
                                                    -----------        --------

Net (deficiency) assets in liquidation               $(4,663)         $   859
                                                     ==========       =========

The accompanying notes are an integral part of these statements

                   PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                ($ In Thousands)

                                                                                                Period from
                                                                       Year Ended             July 2, 1997 to
                                                                    December 31, 1998        December 31, 1997

Net assets at beginning of period                                      $     859                 $     854
                                                                       ---------                 ---------
Changes in net assets in liquidation attributed to:
         Interest expense, net                                            (4,363)                   (2,259)
         Dividend income on preferred stock                                2,283                     1,069
         Gain on sale of equity investments                                1,363                       627
         Unrealized (loss) gain on equity investments                     (4,518)                      727
         General and administrative expenses                                (287)                     (159)
                                                                        ---------                  ---------

Net change in net assets in liquidation                                   (5,522)                        5
                                                                        ---------                  ---------

Net (deficiency) assets in liquidation at end of period                  $(4,663)                   $  859
                                                                         =======                   ==========

Changes in the components of net (deficiency) assets in liquidation:
         Decrease in cash and cash equivalents                          $   (858)                  $(1,234)
         Decrease in prepaid expenses and other                              (13)                     (152)
         Net (decrease) increase in equity investments                    (5,148)                      323
         Decrease in senior credit facility                                3,195                     1,117
         Increase in subordinated notes payable                           (1,950)                     (975)
         (Increase) decrease in accounts payable and
           accrued expenses                                                 (748)                      926
                                                                       ---------                ----------

Net change in net assets in liquidation                                  $(5,522)              $         5
                                                                       =========               ===========
The accompanying notes are an integral part of these statements

                   PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     Period from              Year ended
                                                                   January 1, 1997 to        December 31,
                                                                    July 1, 1997               1996
                                                                    ------------             ------------

Revenues                                                                     -                     -
Expenses related to corporate, finance and other activities
     General and administrative                                   $          671        $       1,403
     Interest                                                              3,078                6,141
     Other                                                                   106                  573
                                                                  --------------       --------------

Net loss before discontinued operations                                   (3,855)              (8,117)
Discontinued operations
     Net (loss) income from operations of
       discontinued businesses                                              (307)                   7
     Gain (loss) on sale of discontinued businesses
       (less applicable income taxes of $439)                             22,903                -
                                                                    ------------    -----------------
Net income (loss)                                                         18,741               (8,110)

Dividends on preferred stock                                              (1,432)              (2,864)
                                                                   -------------        -------------

Net income (loss) applicable to common stock                        $     17,309         $    (10,974)
                                                                   =============         ============

Net loss before discontinued operations
     applicable to common stock                                    $      (5,287)        $    (10,981)
                                                                  ==============         ============
Net income (loss) from discontinued operations
     applicable to common stock                                    $      22,596         $          7
                                                                  ==============         =============

Basic and diluted income (loss) applicable to
  common stock, per share                                          $        1.08         $      (0.88)
                                                                 ===============         ==============
Basic and diluted loss before discontinued operations
     applicable to common stock, per share                         $        (.33)       $       (0.88)
                                                                 ===============        ==============
Basic and diluted income (loss) from discontinued
     operations applicable to common stock, per share              $        1.41               -
                                                                 ===============        ===============

Weighted average number of shares outstanding                         16,032,849           12,497,800
                                                                 ===============        ===============

                            The accompanying notes are an integral part of these statements

                   PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                ($ IN THOUSANDS)

                                                                           Period from                 Year Ended
                                                                           January 1, 1997 to           December 31,
                                                                           July 1, 1997                    1996
                                                                          ------------                    ----
Net income (loss)                                                           $ 18,741                    $(8,110)
Adjustments to reconcile net income (loss) to net cash (used in)
  provided by operating activities:
         Depreciation and amortization                                         2,321                      6,253
         Write-off of deferred financing costs                                  -                          -
         Net book value of pagers sold                                           379                      1,164
         Provision for losses on accounts receivable                             307                        908
         Provision for lost pagers                                                95                        238
         Issuance of promissory notes to satisfy interest on
           subordinated debt                                                     975                      1,950
         (Gain) loss on disposal of assets                                   (22,903)                        91
         Other                                                                    52                        492
         Change in assets and liabilities:
                  (Increase) decrease in accounts receivable                     (81)                      (790)
                  (Increase) decrease in prepaid expenses and other
                    assets                                                       (97)                       170
                  Decrease in accounts payable                                  (357)                      (293)
                  (Decrease) increase in accrued expenses                       (189)                       671
                  (Decrease) increase in customer deposits and
                    deferred revenue                                             (62)                       244
                                                                         -----------                   --------
                           Net cash (used in) provided by operating
                             activities                                         (819)                     2,988
                                                                          ----------                    -------

Cash flows from investing activities:
         Capital expenditures                                                 (1,109)                    (3,523)
         Licensing costs                                                         (14)                        -
         Net proceeds from disposal of assets                                 23,946                        616
                                                                           -----------                  ---------
                  Net cash provided by (used in) investing activities         22,823                     (2,907)
                                                                           -----------                  ---------

Cash flows from financing activities:
         Proceeds from issuance of debt                                           87                      1,337
         Principal payments on debt                                          (19,765)                    (1,562)
         Costs related to financing of debt                                     -                          (129)
         Costs related to sale of assets                                        -                          (188)
         Cost related to issuance of preferred and common stock                 -                             -
                                                                          ------------                  ----------
                  Net cash used in financing activities                      (19,678)                      (542)
                                                                          ------------                  ----------

Net increase (decrease) in cash and cash equivalents                           2,326                       (461)
Cash and cash equivalents at beginning of period                                 290                        751
                                                                          ------------                  -----------

Cash and cash equivalents at end of period                                 $   2,616                    $   290
                                                                          ============                  ===========

         The accompanying notes are an integral part of these statements

                   PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                                 (Going Concern Basis)
                                                   ($ In Thousands)

                                                                           Period from                Year Ended
                                                                           January 1, 1997            December 31,
                                                                           to July 1, 1997               1996
                                                                         ---------------               ------------
Supplemental schedule of noncash investing and financing activities:

Dividends accrued on preferred stock                                          $1,432                     $2,864
Common stock issued to employee stock purchase plan                              -                           22
Common stock issued as payment on preferred stock                                -                        1,432
Capital expenditures in accounts payable and accrued expenses                    611                         31
Capital expenditures financed                                                     94                        989
Reversal of preferred dividends                                                4,295                         -
Equity investments received on disposal of assets                             33,700                         -


         The accompanying notes are an integral part of these statements

                   PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                   (Going Concern Basis)
                                                     ($ In Thousands)

                                                  Series One         Series C                           Paid-in   Accu-
                                                Preferred Stock    Preferred Stock    Common Stock      Capital   mulated
                                                Shares    Amount   Shares     Amount  Shares  Amount    Amount    Deficit     Total
                                                ------- --------   --------   ------  ------- --------  ------    -------     -----
Balance at January 1, 1996                      286,361   30,068      0         0     8,052,305   805    52,850   (94,945)  (11,222)
Issuance of Common Stock:
  To employee stock purchase plan and trust                                              85,200     9        13                  22
  For dividends on Preferred Stock - Series One                                       7,899,590   790       642               1,432
Expenses related to issuance of Common Stock                                                                 (4)                 (4)
Dividends declared on Preferred Stock                                                                              (2,864)   (2,864)
Net loss                                                                                                           (8,110)   (8,110)
                                                -------- ---------- ------    ----  ----------- -------  ------- ---------- -------
Balance at December 31, 1996                    286,361   30,068      0         0    16,037,095 1,604    53,501  (105,919)  (20,746)
Adjustment of Common Stock issued to employee
  stock purchase plan and trust                                                         (12,008)   (1)       (3)                 (4)
Dividends declared on Preferred Stock                                                                              (1,432)   (1,432)
Net income for the period ended July 1, 1997                                                                       18,741    18,741
Reversal of accrued dividends on preferred stock                                                          4,295               4,295
                                                -------- --------   -----    ----  ------------ ------ -------- --------  -------
Balance at July 1, 1997                          286,361 $30,068      0       $ 0    16,025,087 $1,603  $57,793  ($88,610)  $   854
                                                ======== =======    =====    ===== ============ ======= ======== ========= =========

The accompanying notes are an integral part of these statements


                   PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          DESCRIPTION OF BUSINESS -- Through July 1, 1997, the Company was a radio paging company which marketed and provided over-the-air messaging information, products and services in the New York and Chicago metropolitan area markets through facilities which it owned and operated as a radio common carrier ("RCC") under licenses from the Federal Communications Commission.

          BASIS OF PRESENTATION -- As a result of the sale of substantially all of the Company's assets to Metrocall, Inc. and the adoption of a plan of complete liquidation and dissolution, the Company changed its basis of accounting from the going concern basis to the liquidation basis in accordance with generally accepted accounting principles, effective July 1, 1997. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts; however with respect to the Subordinated Debt obligations it is not possible to determine the ultimate settlement amount (See Note B). Accordingly, such obligations have been stated at their face value. Amounts included in the prior year statements of operations related to the businesses sold have been reclassified to discontinued operations.

          PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

          USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The valuation of assets in liquidation are based upon management's best estimates of their value at December 31, 1998 and 1997. Such values could differ substantially from amounts ultimately realized in the future as the Company completes its plan of liquidation.

          CASH AND CASH EQUIVALENTS -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less, at date of acquisition, to be cash equivalents.

          EQUIPMENT -- Depreciation of equipment was computed by the declining balance method for pager equipment and the straight-line method for all other equipment in amounts sufficient to allocate the cost of depreciable assets to operations over their estimated useful lives. Leasehold improvements were amortized over the shorter of the life of the respective lease or service life of the improvement. Depreciation expense was $1,658 for the period from January 1, 1997 to July 1, 1997 and $4,297 in 1996.

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

          EARNINGS/LOSS PER SHARE -- Net income (loss) per share is computed based upon the weighted average number of common shares outstanding during the periods presented and is computed after giving effect to preferred stock dividend requirements. In 1997, the Company adopted SFAS No. 128 "Earnings Per Share." Implementation of this pronouncement did not change the reported net income (loss) per share for the periods reported. Stock options, warrants and the assumed conversion of the convertible preferred stock have not been included in the calculation, since their inclusion would be anti-dilutive for each of the periods presented. Accordingly, basic and diluted net income (loss) per share are the same for all periods presented.

          EMPLOYEE STOCK BASED COMPENSATION -- The Company followed Accounting Principles Board Statement No. 25 with regard to the accounting for stock issued as compensation for employees.

NOTE B - SALE OF ASSETS AND PLAN OF LIQUIDATION

          On July 1, 1997, the Company sold substantially all of its assets to Metrocall, Inc. ("Metrocall") for a sale price (as adjusted) of approximately $60.7 million including the assumption of $2.2 million of liabilities. Page America received $24.8 million in cash, $15 million of Series B Junior Convertible Preferred Stock of Metrocall and $18.7 million of Common Stock of Metrocall, inclusive of a post-closing working capital adjustment resulting in the Company returning 85,602 shares of common stock to Metrocall. Certain shares of Metrocall common stock with a fair market value of $4.0 million (832,250 common shares) at the date of the sale were held in escrow until April 1, 1998 and, pursuant to the sale agreement, those shares were released to the Company on that date. Excluded from the sale were cash, assets related to the employee benefit plans and to the Florida and California operations which had been previously sold, liabilities under the Credit Facility, subordinated debt agreement and NEC America leasing contract, obligations with respect to federal, state and local taxes and certain other liabilities. In 1997, the Company recognized a gain from the sale of assets to Metrocall of approximately $22.9 million, net of expenses related to the sale of approximately $1.5 million. In 1998, the Company sold 606,800 shares of Metrocall common stock and realized a net gain of $1,353,000. During the six month period ended December 31, 1997, the Company sold 248,200 shares of Metrocall common stock and realized a net gain of $627,000. At December 31, 1998, the Company held 3,056,856 shares of common stock of Metrocall (See Note D).

          In connection with the sale discussed above, the Company adopted a plan of complete liquidation and dissolution of the corporate entity which became effective with the completion of the Metrocall sale. Accordingly, on July 1, 1997, the Company changed from the going concern basis of accounting to the liquidation basis of accounting. The value of the assets to be available for payment of its liabilities and distribution to the Page America shareholders upon liquidation cannot be ascertained at this time and will depend among other things, on the total amount of its liabilities, the market value of the Metrocall Common Stock, and the value of the Metrocall Preferred Stock.
Had the Plan of Liquidation been completed on December 31, 1998, and assuming that the asset values reflected in the accompanying statement of Net Assets in Liquidation had been realized, the holders of the Subordinated Notes would have received $12.6 million and the Preferred and Common shareholders would have received $3.8 million and $1.6 million, respectively. However, the actual amounts to be distributed to the holders of the Subordinated Notes and Preferred and Common shareholders will be dependent on the value of the Metrocall Common Stock at the time the shares are sold or distributed, and subject to other liabilities that could arise in connection with completing the Plan of Liquidation and Dissolution, including obtaining required clearance from the various tax authorities (See Notes C and F).

          Concurrent with the sale of substantially all of the Company's assets, the Company's Credit Facility was amended (See Note C).

          On July 1, 1997, the holders of Subordinated Notes and the Company entered into a Forbearance Agreement (the "Forbearance Agreement") pursuant to which the holders have agreed to forbear from collecting on such Subordinated Notes until the earlier of December 31, 1998 or the occurrence of certain events relating to Page America, as described in the Forbearance Agreement (See Note
C). The maturity date of the Agreement has been extended until August 31, 1999.

NOTE C - SENIOR CREDIT FACILITY AND SUBORDINATED NOTES PAYABLE

Debt is as follows:                                               December 31,
                                                            1998          1997
                                                            ----          ----
                                                             ($ in Thousands)
Bank credit facility                                      $11,000       $14,195
Subordinated notes (including deferred interest)           20,800        18,850
                                                          --------       ------
                                                           31,800        33,045
Less current maturities                                    31,800        33,045
                                                          --------      -------
Long term portion                                         $     0       $     0
                                                          ========      ========


          On December 30, 1993, the Company entered into a senior secured credit facility with certain banks with an original final maturity of March 31, 2000. Payments on the Credit Facility initially were to be interest only with mandatory principal payments due quarterly beginning on September 30, 1995.

          On July 28, 1995, concurrent with the sale of the Company's Florida and California paging assets, the Credit Facility was amended. Among other things, the amendment provided for an acceleration of the maturity to December 29, 1995 and modified the financial covenants so that the Company would no longer be in default as of the amendment date. The Company used the net proceeds from the sale of its Florida and California operations to reduce the debt by $11.8 million and pay interest costs. On April 26, 1996, the Company's Credit Facility was again modified to provide for a revolving credit loan of $750,000, a waiver of all existing defaults on certain financial and other covenants, the omission of financial covenants effective April 30, 1996 and an extension of the maturity date to the earlier of November 30, 1996 or the completion of the sale of the Company's assets to Metrocall, Inc.

          On July 1, 1997, concurrent with the sale of substantially all of the Company's assets, the Company's Credit Facility was further amended. Among other things, the amendment provided for an extension of the maturity date to December 31, 1998 and a waiver of all existing covenant defaults. In addition, the Company was required to use $20.5 million of the cash proceeds from the sale to reduce the debt by approximately $18.4 million and pay accrued interest of $2.0 million and certain closing expenses. Any amounts outstanding under the Amended Credit Agreement bear interest payable monthly at prime plus 2% to 4% depending on the principal amount outstanding thereunder from time to time. At December 31, 1998, the interest rate was prime of 7.75% plus 4%. The Credit Facility was not paid on December 31, 1998 and the Company was in default on payment of the debt until it was retired on January 8, 1999 with proceeds from the sale of certain equity investments. (See Note L).

          On September 30, 1997, pursuant to the amended agreement, the Company paid a reinstatement fee of $350,000 originally due on November 30, 1996. Under the terms of the Credit Facility, Page America was not permitted to make any payments to the holders of the Subordinated Notes or its common or preferred stockholders, but it was permitted to pay accounts payable, claims, expenses and liabilities incurred in connection with its liquidation. Subject to the payment of such accounts, claims, expenses and liabilities, any amounts received by the Company from the sale or redemption of any Metrocall securities was required to be paid in reduction of amounts outstanding under the Credit Facility. All Metrocall Series B Preferred Stock and Common Stock was held as collateral against the Senior Credit Facility. Page America was required to maintain a ratio of face amount of Series B Preferred Stock and value of Metrocall Common Stock to amounts outstanding under the Credit Facility of at least 1.5 to 1.

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

          On July 1, 1997, concurrent with the sale of the Company's assets to Metrocall, the holders of Subordinated Notes and the Company entered into a Forbearance Agreement (the "Forbearance Agreement") pursuant to which the holders have agreed to forbear from collecting on such Subordinated Notes until the earlier of December 31, 1998 or the occurrence of certain events relating to the Company, as described in the Forbearance Agreement. The maturity date of the Agreement has been extended to August 31, 1999. During the forbearance period, the holders of the Subordinated notes will not initiate any action, exercise any remedy or make any claim against the Company with respect to the Subordinated Notes. In consideration of such forbearance, and in the complete satisfaction of all amounts of principal and interest due, after all amounts have been paid in full under the Credit Facility, the holders of the Subordinated Notes will be entitled to receive 70% of cash available for distribution to the Subordinated Noteholders and the Preferred and Common shareholders of the Company, up to an aggregate distribution to Subordinated Noteholders of $19 million, with the remaining 30% to be distributed to the Preferred and Common shareholders of Page America. After the holders of Subordinated Notes have indefeasibly received a total of $19 million, any remaining amounts available for distribution to the Subordinated Noteholders and the Preferred and Common shareholders of the Company will be made 50% to the holders of the Subordinated Notes and 50% to the Preferred and Common shareholders of Page America. Interest will continue to accrue on the Subordinated Notes until the full amount of principal and interest due thereunder shall have been paid in full or the obligations thereunder shall have been otherwise satisfied in accordance with the terms and provisions of the Forbearance Agreement. (See Note B).

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

          Interest payments for fiscal years 1998, 1997 and 1996 were $1.5 million, $2.9 million and $3.3 million, respectively.

NOTE D - EQUITY INVESTMENTS

         The Company's equity investments are as follows ($ in Thousands):

                                                                                                 Net Appreciation
                                                                                                 (Depreciation) in
December 31, 1998:                                                      Fair Value      Cost        Fair Value

      Metrocall Series B Junior Convertible Preferred Stock              $15,368      $18,080         $(2,712)
      Metrocall Common Stock (3,056,856 shares)                           13,374       14,711          (1,337)
                                                                         --------     -------         --------
                                                                         $28,742      $32,791         $(4,049)
                                                                         ========     ========        ========

                                                                                                 Net Appreciation
                                                                                                 (Depreciation) in
December 31, 1997:                                                      Fair Value      Cost         Fair Value

      Metrocall Series B Junior Convertible Preferred Stock              $15,790      $15,790             -
      Metrocall Common Stock (3,663,656 shares)                           18,090       17,363           $  727
      Other Marketable Securities                                             10           10             -
                                                                         -------      ---------         -------
                                                                         $33,890      $33,163           $  727
                                                                         =======      =========         =======


          The Series B Junior Convertible Preferred Stock has a 14% dividend rate payable semi-annually in arrears on May 15 and November 15. Payment of dividends may be made in cash or in kind. The Series B Preferred Stock may be redeemed by Metrocall at any time and must be redeemed by Metrocall on July 1, 2009, if not previously redeemed or converted by that date. On November 15, 1998 and May 15, 1998, the Company received 118 shares ($1,118,000 fair value) and 111 shares ($1,110,000 fair value), respectively, of Series B Junior Convertible Preferred in payment of dividends accrued for the six month periods ended November 15, 1998 and May 15, 1998, respectively. On November 15, 1997, the Company received 79 shares ($790,000 fair value ) of Series B Junior Convertible Preferred in payment of dividends accrued from July 1 to November 15, 1997. The fair value of the accrued but unpaid dividends on the Series B Junior Convertible Preferred Stock was approximately $271,000 at December 31, 1998. At December 31, 1998, the Metrocall Series B Convertible Preferred Stock was convertible at the option of the Company as follows: 25% at $6.61 per share, 25% at $5.85 per share, 25% at $6.45 per share, and 25% at $6.00 per share. In total, as of December 31, 1998, the $18,080,000 of Metrocall Series B Convertible Preferred Stock was convertible into 2,911,336 shares of Metrocall Common Stock. The estimated fair value of the Metrocall Series B Junior Convertible Preferred Stock at December 31, 1998 is based on the value received from the sale of these securities on January 8, 1999 which resulted in a charge in 1998 of $2.8 million for unrealized depreciation. (See Note L).

          The estimated fair value of the Metrocall Common Stock is based on the closing price of $4.375 per share on December 31, 1998.

          Realized gains and losses on the sale of these securities and net unrealized gains or losses on these securities available for sale have been reflected in the statement of changes in net assets in liquidation.

NOTE E - ASSET CLASSIFICATIONS ($ IN THOUSANDS)

Other current assets comprise the following:
                                                           December 31,
                                                         1998          1997

Dividend receivable                                    $  271         $ 279
Other current assets                                        3             8
                                                       --------     ---------
                                                       $  274         $ 287
                                                       ========     =========

The dividend receivable relates to the Metrocall Series B Convertible Preferred Stock and at December 31, 1998 is based on the value received from the sale of the securities on January 8, 1999 (See Note L).

Accounts payable and accrued expenses and other liabilities comprise the following:

                                                             December 31,
                                                           1998        1997

Accounts payable                                         $    1       $    3
Interest                                                  2,051        1,139
Taxes                                                       310          292
Salaries and bonuses                                         -            77
Professional services                                        41           67
Other                                                        -            77
                                                         ---------    --------
                                                         $2,403       $1,655


NOTE F - SHAREHOLDERS' EQUITY

Capital stock outstanding as of December 31, 1998 and December 31, 1997 consists of the following:

                                               Series One
                                                 Preferred              Common
                                                   Stock                 Stock

Par value                                      $     .01          $        .10
Shares authorized                                310,000           100,000,000
Shares issued and outstanding                    286,361            16,024,585


SERIES ONE CONVERTIBLE PREFERRED STOCK -- The Series One Convertible Preferred Stock has a liquidation value of $105 per share and a 10 percent dividend, payable semi-annually in arrears and is convertible into Common Stock at $4.50 per share, subject to certain anti-dilution provisions. Payment of dividends could be made in cash or in Common Stock of the Company. On August 11, 1994 and March 8, 1995, the Company issued 406,220 shares and 437,629 shares of its Common Stock, respectively, to the holders of Series One Convertible Preferred Stock, as full payment of dividends for the year ended December 31, 1994. On June 30, 1995, the Preferred shareholders waived their right to receive the dividend payment of $1,432,000 due on the same date. In exchange, this amount was added to the liquidation value of the shares. On June 12, 1996, the Company issued 7,899,590 shares of its Common Stock as full payment of the dividends accrued at December 31, 1995. Dividends in arrears aggregated $4,295,000, or $15.00 per preferred share, at June 30, 1997. On July 1, 1997, concurrent with the sale of assets to Metrocall, the Preferred shareholders waived their rights to receive the dividend payment of $4,295,000 and their rights to future dividends. The amount of dividend waived has been credited to paid in capital. Pursuant to the Company's Plan of Liquidation, the holders of Page America's Series One Preferred Stock have agreed that 30% of any distributions otherwise payable to them with respect to their liquidation preference will be distributed to the holders of Page America's Common Stock. (See Note B).

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

Option activities under the Incentive Plans are detailed in the following table:


                                                                                                               Weighted
                                                                                                            Average Option
                                                               1990 Plan                  1983 Plan         Price Per Share
---------------------------------------------------------------------------------------------------------------------------
Outstanding at January 1, 1996                                  246,700                     5,000                1.39

Forfeited/canceled                                              (11,700)                        -                7.00
---------------------------------------------------------------------------------------------------------------------

Outstanding at December 31, 1996                                235,000                     5,000                1.12

Forfeited/canceled                                             (235,000)                   (5,000)               1.12
---------------------------------------------------------------------------------------------------------------------

Outstanding at December 31, 1997 and 1998                          -                          -                   -
=====================================================================================================================

Exercisable At December 31, 1997 and 1998                          -                          -                  -
---------------------------------------------------------------------------------------------------------------------

Exercisable At December 31, 1996                                 54,000                     5,000                2.13
---------------------------------------------------------------------------------------------------------------------

Exercisable At December 31, 1995                                 18,700                     3,750                6.80
---------------------------------------------------------------------------------------------------------------------


          Had the Company been accounting for its employee stock options under the fair value method of SFAS No. 123, there would not have been a material impact on the Company's net loss or net loss per common share during 1996 and 1997.

NOTE G -- INCOME TAXES

          The Tax Reform Act of 1986 enacted a complex set of rules limiting the utilization of net operating loss and tax credit carry forwards to offset future taxable income following a corporate "ownership change". In general, an ownership change occurs if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed ownership) by one or more "5 percent shareholders" has increased by more than 50 percentage points over the lowest percentage of such stock owned by those persons during a three year testing period. If an ownership change occurs it would limit the utilization of the net operating loss carryforwards for federal income tax purposes. The Company has determined that there has been an ownership change as of December 31, 1993. As of December 31, 1998, the Company had net operating losses of approximately $71 million for federal income tax purposes which will expire at various dates between 1999 and 2018. Net operating losses of $52.6 million are subject to the aforementioned limitation. In addition, the Company has investment tax credit carryforwards of approximately $467,513 which expire principally in 1999 through 2000, which are also subject to limitation.

          The effects of temporary differences that gave rise to deferred tax assets and liabilities are as follows:



                                                                   December 31, 1998              December 31, 1997
                                                                   ($ In Thousands)               ($ In Thousands)
Deferred tax assets:
     Investment tax credit carryforwards                              $      468                     $     621
     Net operating loss carryforwards                                     26,605                        25,044
     Other                                                                 1,135                             -
                                                                       ---------                       -------
         Total deferred tax assets                                        28,208                        25,655
Less:  Valuation allowance                                               (28,208)                       (25,385)
                                                                        --------                       -------
         Net deferred tax assets                                               0                           280
Deferred tax liabilities:
     Other                                                                     0                           280
                                                                        --------                      --------
        Total deferred tax liabilities                                         0                           280
                                                                        --------                      --------
Net deferred tax asset/liability                                       $       0                     $       0
                                                                       =========                     ==========


          The Company's valuation allowance increased by approximately $2,823,000 to $28,208,000 as of December 31, 1998 due principally to the generation of net operating losses.

         The reconciliation of income taxes computed at the U.S. federal Statutory tax rate to income tax expenses is ($ In Thousands):

                                          Year Ended            Period from        Period from       Year Ended
                                         December 31,         July 2, 1997 to    January 1, 1997    December 31,
                                             1998            December 31, 1997   to July 1, 1997        1996
                                             ----            -----------------   ---------------    -----------
Tax (benefit) at U.S. statutory rates        ($1,877)           $    2             $  6,521           ($2,757)

State income taxes, net of federal benefit   (   329)                -                   39              (278)

Reversal of deferred tax assets                   -                  -                1,475                -

Valuation allowance                            2,749               252               (7,596)            3,017

Dividend exclusion                           (   543)             (254)                 -                 -

Other                                             -                  -                  -                  18
                                            ----------         ---------          -----------       ----------
                                             $     0           $     0            $     439          $      0
                                            ==========         =========          ===========       ==========

Cash paid for taxes totaled $0 in 1998.

NOTE H -- CONTINGENCIES

          The Company is involved in various lawsuits and proceedings arising in the normal course of business. In the opinion of management of the Company, the ultimate outcome of these lawsuits and proceedings will not have a material adverse effect on the Company's net assets in liquidation.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES


NOTE I -- RELATED PARTY TRANSACTIONS

          A company (the "Related Company") whose president is a Director of the Company acted as a placement agent in connection with the sale by the Company of shares of Series One Convertible Preferred Stock and subordinated notes and the entering into of the bank credit facility.

          The Related Company has been engaged to provide investment banking functions for which it presently receives a fee of $9,087 per month during the Company's liquidation, and will be reimbursed for expenses incurred by it in connection therewith. This agreement will terminate if the Related Company ceases to control a majority of the Series One Convertible Preferred Stock (or Common Stock issued upon conversion thereof) or owns less than 20% of the Company's fully diluted shares of Common Stock. Investment banking fees were $109,038, in 1998, 1997 and 1996.

          In conjunction with the purchase of Series A and Series A-2 Preferred Stock and the issuance of subordinated notes from 1990 to 1992, the Related Company was issued warrants to purchase 167,696 shares of the Company's Common Stock at an aggregate exercise price of $843,900.

NOTE J -- RENTALS

          Rental expense for the fiscal years 1998, 1997 and 1996, was approximately $4,000, $1,190,000, and $2,383,000, respectively.

          All leases that existed on July 1, 1997 have been assumed by Metrocall as part of the sale transaction. On October 1, 1997, the Company entered into a new lease commitment for office space at a rate of $1,000 per month. The lease term expired on May 31, 1998.

NOTE K -- EMPLOYEE BENEFIT PLAN

          The Company had a 401(K) plan covering substantially all of its employees. All employees who completed ninety days of service were eligible to participate. Employees could contribute 1% to 4% of compensation to the plan on an after-tax basis and also defer additional amounts of compensation in 1% increments on a pre-tax basis, subject to limits established by the Internal Revenue Code. The Company matched 100% of after-tax and 25% of pre-tax contributions with shares of its common stock until March 15, 1996, after which matching contributions were paid in cash. The total cost of the plan amounted to $7,400, $11,700, and $43,900 in 1998, 1997 and 1996, respectively.

          The plan was terminated on June 30, 1997. All assets in the plan will be distributed to the participants after which the plan will be dissolved.

NOTE L - SUBSEQUENT EVENT

On January 8, 1999, the Company sold all of its Metrocall Series B Convertible Preferred Stock plus accrued dividends for $15.7 million. No gain or loss will be recognized in 1999 with respect to this sale because the estimated fair market value at December 31, 1998 is based on the value received in this transaction (See Note D). Page America received $4.6 million in cash after using $11.1 million of the proceeds from the sale to retire the Senior Credit Facility including any accrued interest and to pay related legal fees and expenses.

                   PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                ($ In Thousands)

          COLUMN A                 COLUMN B              COLUMN C              COLUMN D           COLUMN E
          --------                 --------              --------              --------           --------
                                                         Additions
                                   Balance at            charged to                               Balance at
                                   beginning             costs and           Deductions --         end of
         Description               of period             expenses              describe            period

Year ended December 31, 1996
  Allowance for
    doubtful accounts                 $277                $908                   $907 (a)          $278
                                      ====                ====                   ====              ====
For the period January 1, 1997
  to July 1, 1997
    Allowance for
      doubtful accounts               $278                $307                   $585 (b)          $  0
                                      ====                ====                   ====              ====

(a)  Accounts written off as uncollectible.

(b) Accounts written off or acquired by Metrocall as part of the sale transaction on July 1, 1997.


                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PAGE AMERICA GROUP, INC.


March 30, 1999
                                     By: /s/ David A. Barry
                                        ------------------------------
                                           David A. Barry
                                           Chairman of the Board and
                                           Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


NAME                          TITLE                                 DATE

/s/ David A. Barry            Chairman of the Board and
-------------------           Chief Executive Officer          March 30, 1999
David A. Barry

/s/ Jack Kadis
---------------
Jack Kadis                    Director                         March 30, 1999