Form 10-Q
period 1999-03-31
PAGE AMERICA GROUP INC
filed 1999-05-13
CIK 311048

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  FOR QUARTER ENDED MARCH 31, 1999                COMMISSION FILE NO. 1-10682
  --------------------------------                ---------------------------


                            PAGE AMERICA GROUP, INC.

             (Exact Name of registrant as specified in its charter)


    NEW YORK                                              13-2865787
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification Number)

   ONE INTERNATIONAL PLACE, BOSTON MA                             02110
 (Address of principal executive offices)                        Zip Code

 Registrant's telephone number, including area code:          (617) 330-8950
                                                              --------------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period of time that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.


                                Yes __X__   No ___

As of April 30, 1999, there were outstanding 16,024,585 shares of Registrant's common stock.


                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES


               CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                                ($ IN THOUSANDS)


                                                                          March 31, 1999      December 31, 1998
                                                                          ---------------     -----------------
ASSETS
         Cash and cash equivalents                                            $ 5,159            $  524
         Other assets                                                            -                  274
         Equity investments (Note D)                                            9,266            28,742
                                                                              --------         ---------
                                                                               14,425            29,540
                                                                              --------         ---------

LIABILITIES

         Accounts payable and accrued expenses                                  3,175             2,403
         Senior Credit Facility (Note C)                                         -               11,000
         Subordinated notes payable (Note C)                                   20,800            20,800
                                                                              ---------        ---------
                                                                               23,975            34,203
                                                                             ----------        ---------

Net deficiency in liquidation (Note C)                                       $ (9,550)         $ (4,663)
                                                                             ==========        =========

          The accompanying notes are an integral part of these statements.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

    UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                ($ IN THOUSANDS)

                                                                                     Three Months
                                                                                        Ended                     Three Months
                                                                                     March 31, 1999                  Ended
                                                                                      (Unaudited)                March 31, 1998
                                                                                    ---------------             ---------------
Net (deficiency) assets in liquidation at beginning of period                        $  (4,663)                   $   859
                                                                                     -----------                  ----------
Changes in net deficiency in liquidation attributed to:
         Interest expense, net                                                            (744)                    (1,145)
         Dividend income on preferred stock                                                 47                        545
         Gain on sale of equity investments                                                 -                         893
         Unrealized (loss) gain on equity investments held for sale                     (4,108)                     6,678
         General and administrative expenses                                               (82)                      (131)
                                                                                     -----------                 -----------

Net change in net (deficiency) assets in liquidation                                    (4,887)                     6,840
                                                                                     -----------                 -----------

Net (deficiency) assets in liquidation at end of period                              $  (9,550)                  $  7,699
                                                                                     ===========                 ===========

Changes in the components of net (deficiency) assets in liquidation:
         Increase in cash and cash equivalents                                       $   4,635                   $     (7)
         Decrease in other assets                                                         (274)                       595
         Net (decrease) increase in equity investments                                 (19,476)                     4,744
         Decrease in senior credit facility                                             11,000                      2,195
         Increase in accrued expenses                                                     (772)                      (687)
                                                                                    -----------                 ------------

Net change in net (deficiency) assets in liquidation                                $   (4,887)                 $   6,840
                                                                                    ===========                 ============

          The accompanying notes are an integral part of these statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                    UNAUDITED

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

          In connection with the sale of substantially all of the Company's assets to Metrocall, Inc., the Company adopted a plan of liquidation and has changed its basis of accounting from the going concern basis to the liquidation basis in accordance with generally accepted accounting principles, effective July 1, 1997. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, subject to the terms of the Forbearance Agreement. However, with respect to the Subordinated debt obligations, it is not possible to determine the ultimate settlement amount. Accordingly, such obligations have been stated at their face value.

NOTE B - PREFERRED AND COMMON STOCK

          Capital stock outstanding as of March 31, 1999 and December 31, 1998 consists of the following:

                                               Series One
                                                Preferred             Common
                                                 Stock                Stock

Par value                                        $.01                 $.10
Shares authorized                             310,000          100,000,000
Shares issued and outstanding                 286,361           16,024,585

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

          The holders of Page America's Series One Preferred Stock have agreed that 30% of any distributions otherwise payable to them with respect to their liquidation preference will be distributed to the holders of Page America's Common Stock (See Note C).


NOTE C - SALE OF ASSETS AND PLAN OF LIQUIDATION

          On July 1, 1997, the Company sold substantially all of its assets to Metrocall, Inc. ("Metrocall") for a sale price (as adjusted) of approximately $60.7 million including the assumption of $2.2 million of liabilities. Page America received $24.8 million in cash, $15 million of Series B Junior Convertible Preferred Stock of Metrocall and $18.7 million of Common Stock of Metrocall, inclusive of a post-closing working capital adjustment resulting in the Company returning 85,602 shares of common stock to Metrocall. Certain shares of Metrocall common stock with a fair market value of $4.0 million (832,250 common shares) at the date of sale were held in escrow until April 1, 1998 and, pursuant to the sale agreement, those shares were released to the Company on that date. Excluded from the sale were cash, assets related to the employee benefit plans and to the Florida and California operations which had been previously sold, liabilities under the Credit Facility, subordinated debt agreement and NEC America leasing contract, obligations with respect to federal, state and local taxes and certain other liabilities. In 1997, the Company recognized a gain from the sale of assets to Metrocall of approximately $22.9 million, net of expenses related to the sale of approximately $1.5 million. On January 8, 1999, the Company sold all of its Metrocall Series B Convertible Preferred Stock plus accrued dividends for $15.7 million and realized a loss of $2.8 million, which is reflected in the Statement of Net Assets in Liquidation as of December 31, 1998 (See Note D). In 1998, the Company sold 606,800 shares of Metrocall common stock and realized a net gain of $1,353,000. During the six month period ended December 31, 1997, the Company sold 248,200 shares of Metrocall common stock and realized a net gain of $627,000. At March 31, 1999 and December 31, 1998, the Company held 3,056,856 shares of common stock of Metrocall.

          In connection with the sale discussed above, the Company adopted a plan of complete liquidation and dissolution of the corporate entity which became effective with the completion of the Metrocall sale. Accordingly, on July 1, 1997, the company changed from the going concern basis of accounting to the liquidation basis of accounting. The value of the assets to be available for payment of its liabilities and distribution to the Page America shareholders upon liquidation cannot be ascertained at this time and will depend among other things, on the total amount of its liabilities and the market value of the Metrocall Common Stock. Had the Plan of Liquidation been completed on March 31, 1999, and assuming that the asset values reflected in the accompanying Statement of Net Assets in Liquidation had been realized, the holders of the Subordinated Notes would have received approximately $9.9 million (including payments for interest) and the Preferred and Common shareholders would have received $2.9 million and $1.3 million, respectively (see discussion below). However, the actual amount to be distributed to the holders of the Subordinated Notes and the Preferred and Common shareholders will be dependent on the value of the Metrocall Common Stock at the time the shares are sold or distributed, and subject to other liabilities that could arise in connection with completing the Plan of Liquidation and Dissolution, including obtaining required clearance from the various tax authorities. Pursuant to the Plan of Liquidation, the Company will continue in existence for the sole purpose of winding up its affairs and will not engage in any business activities other than activities related to implementation of the Plan of Liquidation.

          Concurrently with the sale of substantially all of the Company's assets, the Company's Credit Facility was amended. Among other things, the amendment provided for an extension of the maturity date to December 31, 1998 and a waiver of all existing covenant defaults. In addition, the Company was required to use $20.5 million of the cash proceeds from the sale to reduce the debt by approximately $18.4 million and pay accrued interest of $2.0 million and certain closing expenses. On September 30, 1997, pursuant to the amended agreement, the Company paid a reinstatement fee of $350,000 originally due on November 30, 1996. Under the terms of the Credit Facility, the Company was not permitted to make any payments to the holders of Subordinated Notes or to its common or preferred shareholders, but it was permitted to pay accounts payable, claims, expenses and liabilities incurred in connection with its liquidation. Any amounts received from the sale of Metrocall securities in excess of appropriate cash reserves was required to be paid in reduction of amounts outstanding under the Credit Facility. The Credit Facility was retired on January 8, 1999 with proceeds from the sale of the Metrocall Series B Convertible Preferred Stock.

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



NOTE D - EQUITY INVESTMENTS

         The Company's equity investments are as follows ($ in Thousands):

March 31, 1999:                                     FAIR VALUE         COST

    Metrocall Common Stock (3,056,856 shares)        $9,266           $14,711
                                                     ======           =======

December 31, 1998:                                  FAIR VALUE         COST

    Metrocall Series B Junior Convertible
     Preferred Stock                                $15,368           $18,080
    Metrocall Common Stock (3,056,856 shares)       $13,374           $14,711
                                                    ---------         -------
                                                    $28,742           $32,791
                                                    =========         =======

          The estimated fair value of the Metrocall Common Stock is based on the closing price of $3.03125 per share on March 31, 1999 which resulted in net depreciation of $4.1 million for the three months ended March 31, 1999.

          The Series B Junior Convertible Preferred Stock, which was sold on January 8, 1999 (See Note C), had a 14% dividend rate payable semi-annually in arrears on May 15 and November 15. Payment of dividends may be made in cash or in kind. The Series B Preferred Stock could have been redeemed by Metrocall at any time and was required to be redeemed by Metrocall on July 1, 2009, if not previously redeemed or converted by that date. On November 15, 1998 and May 15, 1998, the Company received 118 shares ($1,118,000 face value) and 111 shares ($1,110,000 face value), respectively, of Series B Junior Convertible Preferred in payment of dividends accrued for the six month periods ended November 15, 1998 and May 15, 1998, respectively. On November 15, 1997, the Company received 79 shares ($790,000 face value) of Series B Junior Convertible Preferred in payment of dividends accrued from July 1 to November 15, 1997.

          Realized gains and losses on the sale of these securities and net unrealized gains or losses on these securities available for sale have been reflected in the statement of changes in net assets in liquidation.


                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION


                    CHANGES IN NET ASSETS IN LIQUIDATION for
                      the three months ended March 31, 1999


CASH AND CASH EQUIVALENTS

          Cash and cash equivalents were $5.2 million at March 31, 1999 and $.5 million at December 31, 1998. During the three months ended March 31, 1999, the Company received $15.7 million from the sale of all of its Metrocall Series B Convertible Preferred Stock and $67,000 of interest income. Disbursements principally consisted of $11.1 million to retire the senior credit facility and pay any accrued interest and related expenses, and $80,000 of general and administrative expenses.

OTHER ASSETS

          In January 1999, the Company received $318,000 in payment of accrued dividends on the Metrocall Series B Preferred Stock in connection with the sale of the these securities.

EQUITY INVESTMENTS

          During the three-month period ended March 31, 1999, the Company sold all of its Metrocall Series B Preferred Stock for $15.7 million and realized a net loss of $2.8 million, which was recognized in 1998. On March 31, 1999, the Company revalued its remaining Metrocall common stock of 3,056,856 shares based on a closing price of $3.03125 and recorded an unrealized loss of $4.1 million.

ACCRUED EXPENSES

          During the three-month period ended March 31, 1999, the Company accrued interest on the subordinated notes of $780,000.

SENIOR CREDIT FACILITY

         In January 1999, in connection with its sale of the Series B Preferred Stock, the Company paid $11.1 million to repay in full the Credit facility.

LIQUIDITY AND CAPITAL RESOURCES

          In connection with the sale of substantially all of its assets to Metrocall, Inc., the Company adopted a plan of complete liquidation and dissolution of corporate entity which became effective with the completion of the Metrocall sale (See Note C to the Condensed Consolidated Financial Statements). Accordingly, on July 1, 1997, the Company changed from the going concern basis of accounting to the liquidation basis of accounting. The cash received by the Company from this sale was not sufficient for the Company to pay in full in cash its outstanding obligations under the Credit Facility or under the Subordinated Notes or to pay its other outstanding liabilities. Page America will pay the balance of its obligations primarily from proceeds generated by the sale or redemption of Metrocall Common Stock.

          In connection with the transaction, Page America renegotiated its Credit Facility such that the remaining outstanding balance of $15,271,831 as of July 1, 1997 was due and payable on or prior to December 31, 1998. In August and October, 1997, the Company paid $326,484 and $750,000, respectively, of the Credit Facility, and during 1998, the Company paid down an additional $3,195,347 of the Credit Facility, reducing the balance to $11,000,000. All amounts outstanding under the Credit Facility were paid in full in January 1999 from the proceeds of the sale of the Series B Preferred Stock (See Note C to the Condensed Consolidated Financial Statements).

          On July 1, 1997, concurrent with the sale of the Company's assets, the holders of Subordinated Notes have agreed to forbear from collecting on such Subordinated Notes until the earlier of December 31, 1998, which has been extended until August 31, 1999, or the occurrence of certain events relating to Page America, as described in the Forbearance Agreement. During the forbearance period, the holders of the Subordinated Notes will not initiate any action, exercise any remedy or make any claim against the Company with respect to the Subordinated Notes. In consideration of such forbearance, and in complete satisfaction of all amounts of principal and interest due, the holders of the Subordinated Notes will be entitled to receive 70% of cash available for distribution to the Subordinated Note holders and the Preferred and Common Shareholders of the Company up to an aggregate distribution to Subordinated Noteholders of $19 million, with the remaining 30% to be distributed to the Preferred and Common shareholders of Page America. After the holders of Subordinated Notes have indefeasibly received a total of $19 million, any remaining amounts available for distribution to the Subordinated Note Holders and the Preferred and Common Shareholders of the Company will be made 50% to the holders of the Subordinated Notes and 50% to the Preferred and Common shareholders of Page America. Interest will continue to accrue on the Subordinated Notes until the full amount of principal and interest due thereunder shall have been paid in full or the obligations thereunder shall have been otherwise satisfied in accordance with the terms and provisions of the Forbearance Agreement. The holders of Page America's Series One Preferred Stock have agreed that 30% of any distributions otherwise payable to them with respect to their liquidation preference will be distributed to the holders of Page America's Common Stock. Had the Plan of liquidation been completed on March 31, 1999, and assuming the asset values reflected in the accompanying Statement of Net Assets in Liquidation had been realized, the holders of the Subordinated Notes would have received approximately $9.9 million and the Preferred and Common shareholders would have received $2.9 million and $1.3 million, respectively. However the actual amounts to be distributed to the holders of the Subordinated Notes and the Preferred and Common shareholders will be dependent on the value of the Metrocall Common Stock at the time the shares are sold or distributed, and subject to other liabilities that could arise in connection with completing the Plan of Liquidation and Dissolution, including obtaining required clearance from the various tax authorities.

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

          The Plan of Liquidation contemplates that Page America will distribute any remaining assets to its common and preferred shareholders and to the holders of Subordinated Notes in accordance with the terms and provisions of the Forbearance Agreement and as described above. The value of the assets, if any, to be available for distribution to the Page America shareholders upon liquidation cannot be ascertained at this time and will depend, among other things, on the total amount of its liabilities and the value of the Metrocall Common Stock to be realized by Page America.


COMPANY SPECIFIC RISKS
MARKET RISK DISCLOSURE
LIMITED ASSET DIVERSIFICATION

          The Company's future liquidity and net realizable value of its assets are dependent upon the economic success of Metrocall and are also subject to the volatility of the public securities markets. At March 31, 1999, 64.2% of the Company's remaining assets were Common Stock of Metrocall.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May  12, 1999
                                        PAGE AMERICA GROUP, INC.
                                                    (Registrant)

                                        /s/ David A. Barry
                                        --------------------------
                                                    David A. Barry
                                            President and Chairman