Form 10-Q
period 1999-06-30
PAGE AMERICA GROUP INC
filed 1999-11-05
CIK 311048

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED JUNE 30, 1999                   COMMISSION FILE NO. 1-10682


                            PAGE AMERICA GROUP, INC.

             (Exact Name of registrant as specified in its charter)


     NEW YORK                                             13-2865787
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

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



                                Yes __X__ No ___

As of July 31, 1999, there were outstanding 16,024,585 shares of Registrant's common stock.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                                ($ IN THOUSANDS)



                                                 June 30, 1999
                                                 (UNAUDITED)           DECEMBER 31, 1998

ASSETS

   Cash and cash equivalents                      $  4,977              $     524
   Other assets                                       -                       274
   Equity investments (Note E)                       8,406                 28,742
                                                   -------                -------
                                                    13,383                 29,540
                                                    ------                -------

LIABILITIES

   Accounts payable and accrued expenses             2,951                  2,403
   Senior Credit Facility (Note D)                     -                   11,000
   Subordinated notes payable (Note D)              21,694                 20,800
                                                  --------                -------
                                                    24,645                 34,203
                                                  --------                -------

Net deficiency in liquidation (Note D)           $ (11,262)              $ (4,663)
                                                 =========               =========

        The accompanying notes are an integral part of these statements.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

    UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                ($ IN THOUSANDS)


                                                                                                Six Months Ended
                                                                                         JUNE 30, 1999         JUNE 30, 1998

Net (deficiency) assets in liquidation at beginning of period                            $   (4,663)         $      859
                                                                                         ----------          ----------

Changes in net deficiency in liquidation attributed to:
         Interest expense, net                                                               (1,331)             (2,214)
         Dividend income on preferred stock                                                      47               1,130
         Gain on sale of equity investments                                                     -                 1,106
         Unrealized (loss) gain on equity investments held for sale                          (4,967)              3,495
         General and administrative expenses                                                   (348)               (343)
                                                                                       ------------          ----------

Net change in net (deficiency) assets in liquidation                                         (6,599)              3,174
                                                                                         ----------          ----------

Net (deficiency) assets in liquidation at end of period                                 $   (11,262)          $   4,033
                                                                                        ===========           =========

Changes in the components of net (deficiency) assets in liquidation:
         Increase (decrease) in cash and cash equivalents                                $    4,453      $         (500)
         (Decrease) increase in other assets                                                   (274)                 50
         Net (decrease) increase in equity investments                                      (20,336)              2,190
         Decrease in senior credit facility                                                  11,000               2,695
         Increase in subordinated notes payable                                                (894)               (975)
         Increase in accrued expenses                                                          (548)               (286)
                                                                                        -----------          ----------

Net change in net (deficiency) assets in liquidation                                     $   (6,599)          $   3,174
                                                                                         ==========           =========

        The accompanying notes are an integral part of these statements.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                    UNAUDITED

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

          In connection with the sale of substantially all of the Company's assets to Metrocall, Inc., the Company adopted a plan of liquidation and has changed its basis of accounting from the going concern basis to the liquidation basis in accordance with generally accepted accounting principles, effective July 1, 1997. Under the reorganization discussed in Note B below, on June 16, 1999, the Company became a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, subject to the terms of the Forbearance Agreement, dated July 1, 1997, between the Company and the holders of its Subordinated Notes described in Note
D. However, with respect to the Subordinated Note obligations, it is not possible to determine the ultimate settlement amount. Accordingly, such obligations have been stated at their face value.

NOTE B - BANKRUPTCY PROCEEDINGS

          On June 16, 1999, the Company filed voluntary petitions for relief under Chapter 11 of the U.S. bankruptcy Code. The Company filed a prepackaged and presolicited Plan and Disclosure Statement that allows for the complete liquidation of the Company and distribution of their remaining assets to creditors and shareholders. The Plan provides that Administrative Claims, Priority Claims and General Unsecured Claims will be paid in full in cash. The Plan adopted the same distribution provisions that had been previously approved in the Forbearance Agreement dated July 1, 1997, as described in Note D. That is, excess amounts will be distributed 70% to the holders of the Subordinated Notes, 21% to the holders of Preferred Stock and 9% to the holders of Common Stock until the holders of the Subordinated Notes shall have indefeasibly received $19 million, and thereafter 50% to the holders of Subordinated Notes, 35% to the holders of Preferred Stock and 15% to the holders of Common Stock. The Company concluded that the Chapter 11 filing was necessary because, in attempting to dissolve under the Plan of Liquidation discussed in Note D, it was determined that it would take several years to obtain all necessary tax clearances; and in addition, the declining market price for the Metrocall common stock (see Note D) had limited the Company's ability to sell large blocks of these securities at prices considered reasonable.

          Under Chapter 11 proceedings, litigation and actions by creditors to collect certain claims existing at the Petition date are stayed, without specific bankruptcy Court authorization to pay such claims. The Company has received authorization, pursuant to the first day orders, to continue business operations as a debtor-in-possession and to pay certain claims related to the administration of the proceedings and other claims. The Company has no employees, leases no property and has no assets, other than cash and Metrocall securities representing the remaining net proceeds received from the sale of its assets (see Note D).

          The Bankruptcy Court established August 2, 1999 as the bar date for the filing of all claims other than Government claims against the Company; and December 13, 1999 as the bar date for the filing of all Government claims against the Company. Certain claims filed against the Company are contingent or in dispute and will be liquidated.

          Prepetition liabilities subject to compromise at June 30, 1999 include the following:
                                ($ in Thousands)
                15% Subordinated Notes             $21,694
                Accrued interest                     2,580
                Accrued taxes                          309
                                                ----------
                                                   $24,583

          Because of the Chapter 11 proceedings, there has been no accrual of interest on the Subordinated Notes since June 16, 1999.

NOTE C - PREFERRED AND COMMON STOCK

          Capital stock outstanding as of June 30, 1999 and December 31, 1998 consists of the following:

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

          Series One Convertible Preferred Stock has a liquidation value of $105 per share and a 10 percent dividend which was payable semi-annually in arrears. Payment of dividends may be made in cash or in Common Stock of the Company. Dividends in arrears aggregated $4,295,000, or $15.00 per preferred share, at June 30, 1997. The Preferred shareholders, upon the completion of the sale of assets on July 1, 1997, waived their rights to receive the dividend payment of $4,295,000 and their rights to future dividends (see Note D).

          The holders of Page America's Series One Preferred Stock have agreed that 30% of any distributions otherwise payable to them with respect to their liquidation preference will be distributed to the holders of Page America's Common Stock (See Note D).

NOTE D - SALE OF ASSETS AND PLAN OF LIQUIDATION

          On July 1, 1997, the Company sold substantially all of its assets to Metrocall, Inc. ("Metrocall") for a sale price (as adjusted) of approximately $60.7 million including the assumption of $2.2 million of liabilities. Page America received $24.8 million in cash, $15 million of Series B Junior Convertible Preferred Stock of Metrocall and $18.7 million of Common Stock of Metrocall, inclusive of a post-closing working capital adjustment resulting in the Company returning 85,602 shares of common stock to Metrocall. Certain shares of Metrocall common stock with a fair market value of $4.0 million (832,250 common shares) at the date of sale were held in escrow until April 1, 1998 and, pursuant to the sale agreement, those shares were released to the Company on that date. Excluded from the sale were cash, assets related to the employee benefit plans and to the Florida and California operations which had been previously sold, liabilities under the Credit Facility, subordinated debt agreement and NEC America leasing contract, obligations with respect to federal, state and local taxes and certain other liabilities. In 1997, the Company recognized a gain from the sale of assets to Metrocall of approximately $22.9 million, net of expenses related to the sale of approximately $1.5 million. On January 8, 1999, the Company sold all of its Metrocall Series B Convertible Preferred Stock plus accrued dividends for $15.7 million and realized a loss of $2.8 million, which is reflected in the Statement of Net Assets in Liquidation as of December 31, 1998 (See Note E). In 1998, the Company sold 606,800 shares of Metrocall common stock and realized a net gain of $1,353,000. During the six month period ended December 31, 1997, the Company sold 248,200 shares of Metrocall common stock and realized a net gain of $627,000. At June 30, 1999 and December 31, 1998, the Company held 3,056,856 shares of common stock of Metrocall.

          In connection with the sale discussed above, the Company adopted a plan of complete liquidation and dissolution of the corporate entity which became effective with the completion of the Metrocall sale. Accordingly, on July 1, 1997, the company changed from the going concern basis of accounting to the liquidation basis of accounting. The value of the assets to be available for payment of its liabilities and distribution to the Page America shareholders upon liquidation cannot be ascertained at this time and will depend among other things, on the total amount of its liabilities and the market value of the Metrocall Common Stock. Had the Plan of Liquidation been completed on June 30, 1999, and assuming that the asset values reflected in the accompanying Statement of Net Assets in Liquidation had been realized, the holders of the Subordinated Notes would have received approximately $9.2 million (including payments for interest) and the Preferred and Common shareholders would have received $2.7 million and $1.2 million, respectively (see discussion below). However, the actual amount to be distributed to the holders of the Subordinated Notes and the Preferred and Common shareholders will be dependent on the value of the Metrocall Common Stock at the time the shares are sold or distributed, and subject to other liabilities that could arise in connection with completing the Plan of Liquidation and Dissolution, including obtaining required clearance from the various tax authorities. Pursuant to the Plan of Liquidation, the Company will continue in existence for the sole purpose of winding up its affairs and will not engage in any business activities other than activities related to implementation of the Plan of Liquidation.

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

NOTE E - EQUITY INVESTMENTS

         The Company's equity investments are as follows ($ in Thousands):

June 30, 1999:                                                          FAIR VALUE             COST

         Metrocall Common Stock (3,056,856 shares)                         $ 8,406           $14,711
                                                                           =======           =======

December 31, 1998:                                                      FAIR VALUE             COST

         Metrocall Series B Junior Convertible Preferred Stock             $15,368           $18,080
         Metrocall Common Stock (3,056,856 shares)                          13,374            14,711
                                                                          --------          --------
                                                                           $28,742           $32,791
                                                                           =======           =======

          The estimated fair value of the Metrocall Common Stock is based on the closing price of $2.75 per share on June 30, 1999 which resulted in net depreciation of $4.97 million for the six months ended June 30, 1999.

          The Series B Junior Convertible Preferred Stock, which was sold on January 8, 1999 (See Note D), had a 14% dividend rate payable semi-annually in arrears on May 15 and November 15. Payment of dividends may be made in cash or in kind. The Series B Preferred Stock could have been redeemed by Metrocall at any time and was required to be redeemed by Metrocall on July 1, 2009, if not previously redeemed or converted by that date. On November 15, 1998 and May 15, 1998, the Company received 118 shares ($1,118,000 face value) and 111 shares ($1,110,000 face value), respectively, of Series B Junior Convertible Preferred in payment of dividends accrued for the six month periods ended November 15, 1998 and May 15, 1998, respectively. On November 15, 1997, the Company received 79 shares ($790,000 face value) of Series B Junior Convertible Preferred in payment of dividends accrued from July 1 to November 15, 1997.

          Realized gains and losses on the sale of these securities and net unrealized gains or losses on these securities available for sale have been reflected in the statement of changes in net assets in liquidation.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      CHANGES IN NET ASSETS IN LIQUIDATION
                     for the six months ended June 30, 1999


CASH AND CASH EQUIVALENTS

          Cash and cash equivalents were $5.0 million at June 30, 1999 and $.5 million at December 31, 1998. During the six months ended June 30, 1999, the Company received $15.7 million from the sale of all of its Metrocall Series B Convertible Preferred Stock and $125,000 of interest income. Disbursements principally consisted of $11.1 million to retire the senior credit facility and pay any accrued interest and related expenses, $145,000 of Chapter 11 filing related expenses, and $140,000 of general and administrative expenses.

OTHER ASSETS

          In January 1999, the Company received $318,000 in payment of accrued dividends on the Metrocall Series B Preferred Stock in connection with the sale of the these securities.

EQUITY INVESTMENTS

          During the six-month period ended June 30, 1999, the Company sold all of its Metrocall Series B Preferred Stock for $15.7 million and realized a net loss of $2.8 million, which was recognized in 1998. On June 30, 1999, the Company revalued its remaining Metrocall common stock of 3,056,856 shares based on a closing price of $2.75 and recorded an unrealized loss of $4.97 million.

ACCRUED EXPENSES

          During the six-month period ended June 30, 1999, the Company accrued interest on the subordinated notes of $532,000 net of $894,000, which has been reclassified as additional subordinated notes under the Note Purchase Agreement. The Company accrued $62,000 of legal fees and other expenses in connection with the Chapter 11 filing.

SENIOR CREDIT FACILITY

          In January 1999, in connection with its sale of the Series B Preferred Stock, the Company paid $11.1 million to repay in full the Credit facility.

LIQUIDITY AND CAPITAL RESOURCES

          In connection with the sale of substantially all of its assets to Metrocall, Inc., the Company adopted a plan of complete liquidation and dissolution of corporate entity which became effective with the completion of the Metrocall sale (See Note D to the Condensed Consolidated Financial Statements). Accordingly, on July 1, 1997, the Company changed from the going concern basis of accounting to the liquidation basis of accounting. The cash received by the Company from this sale was not sufficient for the Company to pay in full in cash its outstanding obligations under the Credit Facility or under the Subordinated Notes or to pay its other outstanding liabilities. Page America will pay the balance of its obligations primarily from proceeds generated by the sale or redemption of Metrocall Common Stock.

          On June 16, 1999 (the "Petition Date"), Company filed voluntary petitions for reorganization and a pre-packaged Chapter 11 liquidating plan of reorganization (the "Plan") under Chapter 11 of the United States Bankruptcy Code (Chapter 11") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The Company concluded that the Chapter 11 filing was necessary because, in attempting to dissolve under the Plan of Liquidation discussed in Note D, it was determined that it would take several years to obtain all necessary tax clearances; and in addition, the declining market price for the Metrocall common stock (see Note D) had limited the Company's ability to sell large blocks of these securities at prices considered reasonable.

          In connection with the transaction, Page America renegotiated its Credit Facility such that the remaining outstanding balance of $15,271,831 as of July 1, 1997 was due and payable on or prior to December 31, 1998. In August and October, 1997, the Company paid $326,484 and $750,000, respectively, of the Credit Facility, and during 1998, the Company paid down an additional $3,195,347 of the Credit Facility, reducing the balance to $11,000,000. All amounts outstanding under the Credit Facility were paid in full in January 1999 from the proceeds of the sale of the Series B Preferred Stock (See Note D to the Condensed Consolidated Financial Statements).

          On July 1, 1997, concurrent with the sale of the Company's assets, the holders of Subordinated Notes have agreed to forbear from collecting on such Subordinated Notes until the earlier of December 31, 1998, which has been extended until August 31, 1999, or the occurrence of certain events relating to Page America, as described in the Forbearance Agreement. During the forbearance period, the holders of the Subordinated Notes will not initiate any action, exercise any remedy or make any claim against the Company with respect to the Subordinated Notes. In consideration of such forbearance and in complete satisfaction of all amounts of principal and interest due, and as further agreed to under the Chapter 11 filing, the holders of the Subordinated Notes will be entitled to receive 70% of cash available for distribution to the Subordinated Note holders and the Preferred and Common Shareholders of the Company up to an aggregate distribution to Subordinated Noteholders of $19 million, with the remaining 30% to be distributed to the Preferred and Common shareholders of Page America. After the holders of Subordinated Notes have indefeasibly received a total of $19 million, any remaining amounts available for distribution to the Subordinated Note Holders and the Preferred and Common Shareholders of the Company will be made 50% to the holders of the Subordinated Notes and 50% to the Preferred and Common shareholders of Page America. Interest will continue to accrue on the Subordinated Notes until the full amount of principal and interest due thereunder shall have been paid in full or the obligations thereunder shall have been otherwise satisfied in accordance with the terms and provisions of the Forbearance Agreement. The holders of Page America's Series One Preferred Stock have agreed that 30% of any distributions otherwise payable to them with respect to their liquidation preference will be distributed to the holders of Page America's Common Stock. Had the Plan of liquidation been completed on June 30, 1999, and assuming the asset values reflected in the accompanying Statement of Net Assets in Liquidation had been realized, the holders of the Subordinated Notes would have received approximately $9.2 million and the Preferred and Common shareholders would have received $2.7 million and $1.2 million, respectively. However the actual amounts to be distributed to the holders of the Subordinated Notes and the Preferred and Common shareholders will be dependent on the value of the Metrocall Common Stock at the time the shares are sold or distributed, and subject to other liabilities that could arise in connection with completing the Plan of Liquidation and Dissolution, including obtaining required clearance from the various tax authorities.

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

COMPANY SPECIFIC RISKS
MARKET RISK DISCLOSURE
LIMITED ASSET DIVERSIFICATION

          The Company's future liquidity and net realizable value of its assets are dependent upon the economic success of Metrocall and are also subject to the volatility of the public securities markets. At June 30, 1999, 62.8% of the Company's remaining assets were Common Stock of Metrocall.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May  12, 1999
                                                 PAGE AMERICA GROUP, INC.
                                                              (Registrant)


                                                --------------------------
                                                            David A. Barry
                                                    President and Chairman