Form 10-Q
period 1999-09-30
PAGE AMERICA GROUP INC
filed 1999-11-05
CIK 311048

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED SEPTEMBER 30, 1999              COMMISSION FILE NO. 1-10682


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

                                              September 30, 1999
                                                 (UNAUDITED)           DECEMBER 31, 1998

ASSETS

   Cash and cash equivalents                      $  4,938              $     524
   Other assets                                       -                       274
   Equity investments (Note E)                       3,821                 28,742
                                                   -------                -------
                                                     8,759                 29,540
                                                    ------                -------

LIABILITIES

   Accounts payable and accrued expenses             2,926                  2,403
   Senior Credit Facility (Note D)                     -                   11,000
   Subordinated notes payable (Note D)              21,694                 20,800
                                                  --------                -------
                                                    24,620                 34,203
                                                  --------                -------

Net deficiency in liquidation (Note D)           $ (15,861)              $ (4,663)
                                                 =========               =========

        The accompanying notes are an integral part of these statements.

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

    UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                ($ IN THOUSANDS)


                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                             1999                 1998
                                                                                             ----                 ----

Net (deficiency) assets in liquidation at beginning of period                            $   (4,663)         $      859
                                                                                         ----------          ----------

Changes in net deficiency in liquidation attributed to:
         Interest expense, net                                                               (1,271)             (3,297)
         Dividend income on preferred stock                                                      47               1,726
         Gain on sale of equity investments                                                     -                 1,363
         Unrealized (loss) gain on equity investments held for sale                          (9,553)               (660)
         General and administrative expenses                                                   (421)               (411)
                                                                                       ------------          ----------

Net change in net (deficiency) assets in liquidation                                        (11,198)             (1,279)
                                                                                         ----------          ----------

Net (deficiency) assets in liquidation at end of period                                 $   (15,861)          $    (420)
                                                                                        ===========           =========

Changes in the components of net (deficiency) assets in liquidation:
         Increase (decrease) in cash and cash equivalents                                $    4,414      $         (647)
         (Decrease) increase in other assets                                                   (274)                629
         Net (decrease) increase in equity investments                                      (24,921)             (2,470)
         Decrease in senior credit facility                                                  11,000               3,195
         Increase in subordinated notes payable                                                (894)               (975)
         Increase in accrued expenses                                                          (523)             (1,011)
                                                                                        -----------          ----------

Net change in net (deficiency) assets in liquidation                                     $  (11,198)          $  (1,279)
                                                                                         ==========           =========

        The accompanying notes are an integral part of these statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                    UNAUDITED

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

          In connection with the sale of substantially all of the Company's assets to Metrocall, Inc., the Company adopted a plan of liquidation and has changed its basis of accounting from the going concern basis to the liquidation basis in accordance with generally accepted accounting principles, effective July 1, 1997. Under the reorganization discussed in Note B below, on June 16, 1999, the Company became a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, subject to the terms of the Forbearance Agreement, dated July 1, 1997, between the Company and the holder of its Subordinated Notes described in Note
D. However, with respect to the Subordinated Note obligations, it is not possible to determine the ultimate settlement amount. Accordingly, such obligations have been stated at their face value.

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

          Prepetition liabilities subject to compromise at September 30, 1999 include the following:
                               ($ in Thousands)
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

NOTE C - PREFERRED AND COMMON STOCK

          Capital stock outstanding as of September 30, 1999 and December 31, 1998 consists of the following:

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

NOTE D - SALE OF ASSETS AND PLAN OF LIQUIDATION

          On July 1, 1997, the Company sold substantially all of its assets to Metrocall, Inc. ("Metrocall") for a sale price (as adjusted) of approximately $60.7 million including the assumption of $2.2 million of liabilities. Page America received $24.8 million in cash, $15 million of Series B Junior Convertible Preferred Stock of Metrocall and $18.7 million of Common Stock of Metrocall, inclusive of a post-closing working capital adjustment resulting in the Company returning 85,602 shares of common stock to Metrocall. Certain shares of Metrocall common stock with a fair market value of $4.0 million (832,250 common shares) at the date of sale were held in escrow until April 1, 1998 and, pursuant to the sale agreement, those shares were released to the Company on that date. Excluded from the sale were cash, assets related to the employee benefit plans and to the Florida and California operations which had been previously sold, liabilities under the Credit Facility, subordinated debt agreement and NEC America leasing contract, obligations with respect to federal, state and local taxes and certain other liabilities. In 1997, the Company recognized a gain from the sale of assets to Metrocall of approximately $22.9 million, net of expenses related to the sale of approximately $1.5 million. On January 8, 1999, the Company sold all of its Metrocall Series B Convertible Preferred Stock plus accrued dividends for $15.7 million and realized a loss of $2.8 million, which is reflected in the Statement of Net Assets in Liquidation as of December 31, 1998 (See Note E). In 1998, the Company sold 606,800 shares of Metrocall common stock and realized a net gain of $1,353,000. During the six month period ended December 31, 1997, the Company sold 248,200 shares of Metrocall common stock and realized a net gain of $627,000. At September 30, 1999 and December 31, 1998, the Company held 3,056,856 shares of common stock of Metrocall.

          In connection with the sale discussed above, the Company adopted a plan of complete liquidation and dissolution of the corporate entity which became effective with the completion of the Metrocall sale. Accordingly, on July 1, 1997, the company changed from the going concern basis of accounting to the liquidation basis of accounting. The value of the assets to be available for payment of its liabilities and distribution to the Page America shareholders upon liquidation cannot be ascertained at this time and will depend among other things, on the total amount of its liabilities and the market value of the Metrocall Common Stock. Had the Plan of Liquidation been completed on September 30, 1999, and assuming that the asset values reflected in the accompanying Statement of Net Assets in Liquidation had been realized, the holders of the Subordinated Notes would have received approximately $5.9 million (including payments for interest) and the Preferred and Common shareholders would have received $1.8 million and $.8 million, respectively (see discussion below). However, the actual amount to be distributed to the holders of the Subordinated Notes and the Preferred and Common shareholders will be dependent on the value of the Metrocall Common Stock at the time the shares are sold or distributed, and subject to other liabilities that could arise in connection with completing the Plan of Liquidation and Dissolution, including obtaining required clearance from the various tax authorities. Pursuant to the Plan of Liquidation, the Company will continue in existence for the sole purpose of winding up its affairs and will not engage in any business activities other than activities related to implementation of the Plan of Liquidation.

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

NOTE E - EQUITY INVESTMENTS

          The Company's equity investments are as follows ($ in Thousands):

September 30, 1999:                                                     FAIR VALUE             COST

         Metrocall Common Stock (3,056,856 shares)                         $ 3,821           $14,711
                                                                           =======           =======

December 31, 1998:                                                      FAIR VALUE             COST

         Metrocall Series B Junior Convertible Preferred Stock             $15,368           $18,080
         Metrocall Common Stock (3,056,856 shares)                          13,374            14,711
                                                                          --------          --------
                                                                           $28,742           $32,791
                                                                           =======           =======

          The estimated fair value of the Metrocall Common Stock is based on the closing price of $1.25 per share on September 30, 1999 which resulted in net depreciation of $9.6 million for the nine months ended September 30, 1999.

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

                    PAGE AMERICA GROUP, INC. AND SUBSIDIARIES

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      CHANGES IN NET ASSETS IN LIQUIDATION
                  for the nine months ended September 30, 1999


CASH AND CASH EQUIVALENTS

          Cash and cash equivalents were $4.9 million at June 30, 1999 and $.5 million at December 31, 1998. During the nine months ended September 30, 1999, the Company received $15.7 million from the sale of all of its Metrocall Series B Convertible Preferred Stock and $186,000 of interest income. Disbursements principally consisted of $11.1 million to retire the senior credit facility and pay any accrued interest and related expenses, $221,000 of Chapter 11 filing related expenses, and $163,000 of general and administrative expenses.

OTHER ASSETS

          In January 1999, the Company received $318,000 in payment of accrued dividends on the Metrocall Series B Preferred Stock in connection with the sale of the these securities.

EQUITY INVESTMENTS

          During the nine-month period ended September 30, 1999, the Company sold all of its Metrocall Series B Preferred Stock for $15.7 million and realized a net loss of $2.8 million, which was recognized in 1998. On September 30, 1999, the Company revalued its remaining Metrocall common stock of 3,056,856 shares based on a closing price of $1.25 and recorded an unrealized loss of $9.6 million.

ACCRUED EXPENSES

          During the nine-month period ended September 30, 1999, the Company accrued interest on the subordinated notes of $532,000 net of $894,000, which has been reclassified as additional subordinated notes under the Note Purchase Agreement. The Company also accrued $37,000 of legal fees in connection with the Chapter 11 filing and other expenses.

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

          In connection with the sale transaction, Page America renegotiated its Credit Facility such that the remaining outstanding balance of $15,271,831 as of July 1, 1997 was due and payable on or prior to December 31, 1998. In August and October, 1997, the Company paid $326,484 and $750,000, respectively, of the Credit Facility, and during 1998, the Company paid down an additional $3,195,347 of the Credit Facility, reducing the balance to $11,000,000. All amounts outstanding under the Credit Facility were paid in full in January 1999 from the proceeds of the sale of the Series B Preferred Stock (See Note D to the Condensed Consolidated Financial Statements).

          On July 1, 1997, concurrent with the sale of the Company's assets, the holders of Subordinated Notes have agreed to forbear from collecting on such Subordinated Notes until the earlier of December 31, 1998, which has been extended until August 31, 1999, or the occurrence of certain events relating to Page America, as described in the Forbearance Agreement. During the forbearance period, the holders of the Subordinated Notes will not initiate any action, exercise any remedy or make any claim against the Company with respect to the Subordinated Notes. In consideration of such forbearance and in complete satisfaction of all amounts of principal and interest due, and as further agreed to under the Chapter 11 filing, the holders of the Subordinated Notes will be entitled to receive 70% of cash available for distribution to the Subordinated Note holders and the Preferred and Common Shareholders of the Company up to an aggregate distribution to Subordinated Noteholders of $19 million, with the remaining 30% to be distributed to the Preferred and Common shareholders of Page America. After the holders of Subordinated Notes have indefeasibly received a total of $19 million, any remaining amounts available for distribution to the Subordinated Note Holders and the Preferred and Common Shareholders of the Company will be made 50% to the holders of the Subordinated Notes and 50% to the Preferred and Common shareholders of Page America. Interest will continue to accrue on the Subordinated Notes until the full amount of principal and interest due thereunder shall have been paid in full or the obligations thereunder shall have been otherwise satisfied in accordance with the terms and provisions of the Forbearance Agreement. The holders of Page America's Series One Preferred Stock have agreed that 30% of any distributions otherwise payable to them with respect to their liquidation preference will be distributed to the holders of Page America's Common Stock. Had the Plan of liquidation been completed on September 30, 1999, and assuming the asset values reflected in the accompanying Statement of Net Assets in Liquidation had been realized, the holders of the Subordinated Notes would have received approximately $5.9 million and the Preferred and Common shareholders would have received $1.8 million and $.8 million, respectively. However the actual amounts to be distributed to the holders of the Subordinated Notes and the Preferred and Common shareholders will be dependent on the value of the Metrocall Common Stock at the time the shares are sold or distributed, and subject to other liabilities that could arise in connection with completing the Plan of Liquidation and Dissolution, including obtaining required clearance from the various tax authorities.

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

COMPANY SPECIFIC RISKS
MARKET RISK DISCLOSURE
LIMITED ASSET DIVERSIFICATION

          The Company's future liquidity and net realizable value of its assets are dependent upon the economic success of Metrocall and are also subject to the volatility of the public securities markets. At September 30, 1999, 43.6% of the Company's remaining assets were Common Stock of Metrocall.

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